Form 10-Q
period 2021-05-01
Marvell Technology, Inc.
filed 2021-06-09
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-30877
MARVELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3971597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 N. West Street, Suite 1200
Wilmington, Delaware 19801
(302) 295-4840
(Address of principal executive offices, zip code and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.002 per share	MRVL	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of June 2, 2021 was 819.5 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 1, 2021	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$522,512	$748,467
Accounts receivable, net	694,395	536,668
Inventories	538,117	268,228
Prepaid expenses and other current assets	132,787	63,782
Total current assets	1,887,811	1,617,145
Property and equipment, net	424,733	326,125
Goodwill	10,965,666	5,336,961
Acquired intangible assets, net	6,562,061	2,270,700
Deferred tax assets	725,636	672,424
Other non-current assets	664,030	541,569
Total assets	$21,229,937	$10,764,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,425	$252,419
Accrued liabilities	478,158	435,616
Accrued employee compensation	153,943	189,421
Short-term convertible debt	193,269	—
Short-term debt	30,308	199,641
Total current liabilities	1,160,103	1,077,097
Long-term convertible debt	1,146	—
Long-term debt	4,673,707	993,170
Other non-current liabilities	539,611	258,853
Total liabilities	6,374,567	2,329,120
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common shares, $0.002 par value	1,633	1,350
Additional paid-in capital	12,879,095	6,331,013
Retained earnings	1,974,642	2,103,441
Total stockholders’ equity	14,855,370	8,435,804
Total liabilities and stockholders’ equity	$21,229,937	$10,764,924
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net revenue	$832,279	$693,641
Cost of goods sold	414,138	366,739
Gross profit	418,141	326,902
Operating expenses:
Research and development	286,100	279,584
Selling, general and administrative	201,466	122,027
Restructuring related charges	12,886	21,287
Total operating expenses	500,452	422,898
Operating loss	(82,311)	(95,996)
Interest income	222	1,058
Interest expense	(35,141)	(16,830)
Other income, net	1,223	3,754
Interest and other income (loss), net	(33,696)	(12,018)
Loss before income taxes	(116,007)	(108,014)
Provision (benefit) for income taxes	(27,765)	5,019
Net loss	$(88,242)	$(113,033)

Net loss per share - basic	$(0.13)	$(0.17)

Net loss per share - diluted	$(0.13)	$(0.17)

Weighted-average shares:
Basic	693,378	663,547
Diluted	693,378	663,547
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net loss	$(88,242)	$(113,033)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	—	868
Other comprehensive income (loss), net of tax	—	868
Comprehensive loss, net of tax	$(88,242)	$(112,165)
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in-Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 30, 2021	675,402	$1,350	$6,331,013	$2,103,441	$8,435,804
Issuance of common shares in connection with equity incentive plans	2,179	5	505	—	510
Tax withholdings related to net share settlement of restricted stock units	—	—	(68,416)	—	(68,416)
Share-based compensation	—	—	92,705	—	92,705
Common stock issued to Inphi common stockholders	128,030	256	5,871,869	—	5,872,125
Stock consideration for Inphi accelerated awards	1,192	3	39,058	—	39,061
Equity related issuance cost	—	—	(8,177)	—	(8,177)
Replacement equity awards attributable to pre-acquisition service	—	—	82,346	—	82,346
Conversion feature of convertible notes	—	—	244,155	—	244,155
Impact of repurchases of convertible notes	7,115	14	234,333	—	234,347
Conversion of convertible notes to common stock	2,502	5	59,704	—	59,709
Cash dividends declared and paid ($0.06 per share)	—	—	—	(40,557)	(40,557)
Net loss	—	—	—	(88,242)	(88,242)
Balance at May 1, 2021	816,420	1,633	12,879,095	1,974,642	14,855,370

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 1, 2020	663,481	$1,328	$6,135,939	$—	$2,541,313	$8,678,580
Issuance of common shares in connection with equity incentive plans	2,993	5	5,466	—	—	5,471
Tax withholdings related to net share settlement of restricted stock units	—	—	(31,498)	—	—	(31,498)
Share-based compensation	—	—	60,199	—	—	60,199
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,763)	(39,763)
Net loss	—	—	—	—	(113,033)	(113,033)
Other comprehensive income	—	—	—	868	—	868
Balance at May 2, 2020	665,223	$1,330	$6,144,907	$868	$2,388,517	$8,535,622
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net loss	$(88,242)	$(113,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,837	50,483
Share-based compensation	92,727	59,687
Amortization of acquired intangible assets	128,639	112,922
Amortization of inventory fair value adjustment associated with acquisitions	13,720	17,284
Other expense, net	31,309	11,451
Deferred income taxes	(22,581)	2,372
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(57,999)	23,586
Prepaid expenses and other assets	4,413	(6,694)
Inventories	(13,249)	35,834
Accounts payable	(51,609)	(3,557)
Accrued employee compensation	(55,693)	(25,503)
Accrued liabilities and other non-current liabilities	(46,999)	10,796
Net cash provided by (used in) operating activities	(13,727)	175,628
Cash flows from investing activities:
Purchases of technology licenses	(3,443)	(3,684)
Purchases of property and equipment	(21,444)	(35,343)
Cash payment for acquisition, net of cash and cash equivalents acquired	(3,600,165)	—
Other, net	447	665
Net cash used in investing activities	(3,624,605)	(38,362)
Cash flows from financing activities:
Repurchases of common stock	—	(25,202)
Proceeds from employee stock plans	549	5,458
Tax withholding paid on behalf of employees for net share settlement	(73,175)	(31,501)
Dividend payments to stockholders	(40,557)	(39,763)
Payments on technology license obligations	(44,132)	(23,807)
Proceeds from issuance of debt	3,731,096	—
Principal payments of debt	(200,000)	—
Payment for repurchases and settlement of convertible notes	(71,079)	—
Proceeds from capped calls	111,154	—
Payment of equity and debt financing costs	(1,479)	—
Other, net	—	(2,507)
Net cash provided by (used in) financing activities	3,412,377	(117,322)
Net increase (decrease) in cash and cash equivalents	(225,955)	19,944
Cash and cash equivalents at beginning of period	748,467	647,604
Cash and cash equivalents at end of period	$522,512	$667,548
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 1, 2021, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2021 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2021 had a 52-week year. Fiscal 2022 is a 52-week year.

On April 20, 2021, the Company completed its acquisition of Inphi Corporation (“Inphi”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The unaudited condensed consolidated financial statements include the operating results of Inphi for the period from the date of acquisition to the Company’s first quarter ended May 1, 2021. See “Note 3 - Business Combinations”, “Note 4 - Goodwill and Acquired Intangible Assets, Net” and “Note 5 - Debt” for more information.

In conjunction with the acquisition transaction, Marvell and Inphi became wholly owned subsidiaries of the new parent company, MTI, on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States. See “Note 12 - Income Taxes” for more information.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, assets acquired and liabilities assumed in connection with acquisitions, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The new standard was adopted by the Company on January 31, 2021 on a prospective basis and did not have a material effect on the Company's consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accounting Pronouncements Not Yet Effective

In August 2020, the FASB issued an accounting standards update that simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The standard requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. It also made changes to the disclosures for convertible instruments and earnings-per-share guidance, among other updates. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023, with early adoption permitted and permits the use of either the modified retrospective or fully retrospective method of transition. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

Note 3. Business Combinations

Inphi

On April 20, 2021, the Company completed the acquisition of Inphi (the “Inphi acquisition”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The Inphi acquisition was primarily intended to create an opportunity for the combined company to be uniquely positioned to serve the data-driven world, addressing high growth, attractive end markets such as cloud data center and 5G. In accordance with the terms of the Agreement and Plan of Merger dated as of October 29, 2020, by and among the Company and Inphi (the “Inphi merger agreement”), the Company acquired all outstanding shares of common stock of Inphi for $66 per share in cash and 2.323 shares of the Company’s common stock exchanged for each share of Inphi common stock. The merger consideration paid in cash was funded with a combination of cash on hand and funds from the Company’s debt financing. See “Note 5 - Debt” for additional information.

The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Inphi acquisition is not expected to be deductible for tax purposes.

The following table summarized the total merger consideration (in thousands):

Cash consideration to Inphi common stockholders	$3,639,559
Common stock (128,100,446 shares of the Company’s common stock at $45.84 per share)	5,872,125
Cash consideration for director and employee accelerated equity awards	33,658
Stock consideration for director and employee accelerated equity awards	45,686
Stock consideration for replacement equity awards attributable to pre-combination service	82,346
Equity component of convertible debt	244,155
Total merger consideration	$9,917,529

The merger consideration allocation set forth herein is preliminary and may be revised with adjustment to goodwill as additional information becomes available during the measurement period from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.

In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 4 - Goodwill and Acquired Intangible Assets, Net” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$72,251
Accounts receivable, net	99,728
Inventories	270,382
Prepaid expenses and other current assets	213,292
Property and equipment, net	98,528
Acquired intangible assets, net	4,420,000
Other non-current assets	145,856
Goodwill	5,628,705
Accounts payable and accrued liabilities	(189,807)
Convertible debt - short term	(313,664)
Convertible debt - long term	(240,317)
Other non-current liabilities	(287,425)
Total merger consideration	$9,917,529

During the three months ended May 1, 2021, the Company incurred $45.8 million in acquisition related costs which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations. The Company also incurred $39.8 million of debt financing costs. As of May 1, 2021, $2.5 million is included in short-term debt, and $37.3 million is included in long-term debt on the accompanying unaudited condensed consolidated balance sheets. See “Note 5 - Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets.

Since the date of the acquisition, Inphi contributed $21.8 million of the consolidated net revenue for the three months ended May 1, 2021. Inphi net loss incurred in the period ended May 1, 2021 was $13.9 million, which included restructuring costs of $9.8 million.

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisitions had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believes are reasonable under the circumstances.

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Inphi had been acquired as of the beginning of fiscal year 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2021, non-recurring pro forma adjustments directly attributable to the Inphi acquisition included in the pro forma information presented below include (i) share-based compensation expense of $43.8 million, (ii) the purchase accounting effect of inventories acquired of $113.5 million, (iii) interest expense of $11.4 million and (iv) transaction costs of $64.0 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited condensed consolidated results of operations of the combined business had the Inphi acquisition actually occurred at the beginning of fiscal year 2021 or of the results of our future operations of the combined business.

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Pro forma net revenue	$987,913	$833,071
Pro forma net loss	$(85,925)	$(526,296)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of May 1, 2021 and January 30, 2021 is $11.0 billion and $5.3 billion respectively. See “Note 3 - Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

During the first quarter ended May 1, 2021, the Company acquired $4.4 billion of intangible assets associated with the Inphi acquisition. The valuation of these Inphi identifiable intangible assets and their estimated useful lives are as follows (in thousands, except for weighted-average useful life):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$2,010,000	6.00
Customer contracts and related relationships	1,470,000	6.00
Order backlog	70,000	0.80
Trade name	50,000	5.00
IPR&D	820,000	n/a
	$4,420,000

In connection with the Cavium acquisition on July 6, 2018, the Aquantia acquisition on September 19, 2019, and the Avera acquisition on November 5, 2019, the Company acquired $3.3 billion of intangible assets.

As of May 1, 2021 and January 30, 2021, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	May 1, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,464,000	$(818,027)	$3,645,973	5.67
Customer contracts and related relationships	2,113,000	(259,391)	1,853,609	5.85
Order backlog	70,000	(2,601)	67,399	0.78
Trade names	73,000	(15,920)	57,080	4.59
Total acquired amortizable intangible assets	$6,720,000	$(1,095,939)	$5,624,061	5.66
IPR&D	938,000	—	938,000	n/a
Total acquired intangible assets	$7,658,000	$(1,095,939)	$6,562,061

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	January 30, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,454,000	$(724,215)	$1,729,785	5.54
Customer contracts and related relationships	643,000	(228,845)	414,155	5.62
Trade names	23,000	(14,240)	8,760	2.20
Total acquired amortizable intangible assets	$3,120,000	$(967,300)	$2,152,700	5.54
IPR&D	118,000	—	118,000	n/a
Total acquired intangible assets	$3,238,000	$(967,300)	$2,270,700

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain Cavium customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 3 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization expense for acquired intangible assets for the three months ended May 1, 2021 and May 2, 2020 was $128.6 million and $112.9 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of May 1, 2021 (in thousands):

Fiscal Year	Amount
Remainder of 2022	$827,776
2023	1,008,210
2024	995,653
2025	944,447
2026	859,591
Thereafter	988,384
$5,624,061

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Debt

The following table summarizes the Company’s outstanding debt at May 1, 2021 and January 30, 2021 (in thousands):

	May 1, 2021	January 30, 2021
Face Value Outstanding:
2018 Term Loan	$—	$200,000
2020 Term Loan - 3 Year Tranche	875,000	—
2020 Term Loan - 5 Year Tranche	875,000	—
Term Loan Total	1,750,000	200,000
2020 Revolving Credit Facility	—	—
Revolving Credit Facility Total	—	—
4.200% MTG 2023 Senior Notes	500,000	500,000
4.875% MTG 2028 Senior Notes	500,000	500,000
1.650% 2026 Senior Notes	500,000	—
2.450% 2028 Senior Notes	750,000	—
2.950% 2031 Senior Notes	750,000	—
Senior Notes Total	3,000,000	1,000,000
0.75% Inphi 2021 Convertible Notes	1,867	—
0.75% Inphi 2025 Convertible Notes	192,548	—
Inphi Convertible Notes Total	194,415	—
Total borrowings	$4,944,415	$1,200,000
Less: Unamortized debt discount and issuance cost	(45,985)	(7,189)
Net carrying amount of debt	$4,898,430	$1,192,811
Less: Current portion - Term Loan (1)	30,308	199,641
Less: Current portion - Inphi Convertible Notes (2)	193,269	—
Non-current portion	$4,674,853	$993,170

(1)As of May 1, 2021, the current portion of outstanding debt includes the 2020 Term Loan - 5 Year Tranche, which is due within twelve months. The Company intends to repay the amount with operating cash flow.
(2)As of May 1, 2021, as the Inphi 2021 Convertible Notes are currently convertible, the Company has classified $0.7 million, which is the cash portion the Company would be required to pay upon conversion, as current. As of May 1, 2021, as the Inphi 2025 Convertible Notes are currently redeemable, the Company has classified $192.5 million, which is the cash redemption price the Company would be required to pay if noteholders accepted the fundamental change repurchase offer, as current. The Company intends to repay the amount with operating cash flow.

On April 20, 2021, the Company completed its acquisition of Inphi. As part of the acquisition, the Company assumed $15.7 million principal amount of Inphi’s 0.75% convertible senior notes due 2021 (the “Inphi 2021 Convertible Notes”) and $506.0 million principal amount of Inphi’s 0.75% convertible senior notes due 2025 (the “Inphi 2025 Convertible Notes”, and together with the 2021 Notes, the “Inphi Convertible Notes”) See “Note 3 - Business Combinations” for more information. In connection with the acquisition, the Company executed a series of financing arrangements from December 2020 through April 2021 as summarized below. In April 2021, the Company also terminated a $2.5 billion bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time of the Inphi merger agreement execution in October 2020. The bridge loan was never drawn upon. The Company recognized a write-off of $11.4 million in capitalized debt issuance cost related to the termination of the bridge loan commitment during the quarter ended May 1, 2021.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

In December 2020, the Company executed a debt agreement to obtain an $875.0 million 3-year term loan and an $875.0 million 5-year term loan. The Company also executed a debt agreement to obtain a 5-year $750.0 million revolving credit facility in December 2020, replacing its previous $500 million revolving credit facility. On April 12, 2021, the Company completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5 year term due in 2026, (ii) $750.0 million of Senior Notes with a 7 year term due in 2028, and (iii) $750.0 million of Senior Notes with a 10 year term due in 2031. In addition, in conjunction with the U.S. domiciliation, the Company exchanged certain of its existing senior notes due in 2023 and 2028 that were previously issued by the Company’s former Bermuda-based parent company with like notes that are now issued by the Company’s new parent company domiciled in Delaware. Below is further discussion of the terms of the various debt agreements.

2020 Term Loan Agreement

On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JPMorgan Chase Bank, N.A (the “2020 Term Loan Agreement”) in order to finance the expected merger with Inphi. The 2020 Term Loan Agreement provided for borrowings of up to $1.75 billion consisting of: (i) $875.0 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875.0 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the “2020 Term Loans”).

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but do permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date.

The 2020 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. The term loan was drawn in full in April 2021 to fund the purchase price of the Inphi acquisition. As of May 1, 2021, the Company has $1.75 billion Term Loan borrowings outstanding, and is in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (the “2020 Revolving Credit Facility”) with a lending syndicate led by JPMorgan Chase Bank, N.A for borrowings of up to $750.0 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at May 1, 2021. As of May 1, 2021, the 2020 Revolving Credit Facility is undrawn.

Subsequent to quarter end, on May 4, 2021, the Company drew down $75.0 million on the 2020 Revolving Credit Facility. The Company intends to repay prior to the end of the second quarter of fiscal year 2022.

The 2020 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2020 Term Loan covenants discussed above.

The Company currently carries debt that relies on LIBOR as the benchmark rate. LIBOR is expected to be phased out as a benchmark rate starting at the end of 2021. To the extent LIBOR ceases to exist, the 2020 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

2026, 2028 and 2031 Senior Unsecured Notes

On April 12, 2021, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 1.650% Senior Notes due 2026 (the “2026 Senior Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 2.450% Senior Notes due 2028 (the “2028 Senior Notes”) and (iii) $750.0 million aggregate principal amount of the Company’s 2.950% Senior Notes due 2031 (the “2031 Senior Notes”, and, together with the 2026 Senior Notes and the 2028 Senior Notes, the “Senior Notes”). The Senior Notes were sold pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), to purchasers in the United States and pursuant to Regulation S under the Securities Act to purchasers outside of the United States.

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes matures on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.863%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.589%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.085%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in associated debt agreements. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of May 1, 2021, the Company has $2.0 billion Senior Notes borrowings outstanding.

2023 and 2028 Senior Unsecured Notes

On June 22, 2018, the Company’s Bermuda-based parent company Marvell Technology Group, Inc. (“MTG”) completed a public offering of (i) $500.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2023 (the “MTG 2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 4.875% Senior Notes due 2028 (the “MTG 2028 Notes” and, together with the 2023 Notes, the “MTG Senior Notes”). The proceeds of the MTG Senior Notes were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition.

In April 2021, in alignment with the Company’s U.S. domiciliation, the Company commenced Exchange Offers on April 19, 2021 for the outstanding $1.0 billion in aggregate principal amount of MTG Senior Notes outstanding in exchange for corresponding senior notes to be issued by the Company’s new U.S. domiciled parent Marvell Technology, Inc. (“MTI”). MTI made an offer to (i) exchange any and all of the outstanding MTG 2023 Notes for up to an aggregate principal amount of $500.0 million of new 4.200% Senior Notes due 2023 issued by MTI (the “MTI 2023 Notes”) and to (ii) exchange any and all of the outstanding MTG 2028 Notes for up to an aggregate principal amount of $500.0 million of new 4.875% Senior Notes due 2028 issued by MTI (the “MTI 2028 Notes” and, together with the MTI 2023 Notes, the “MTI Senior Notes”). Each new series of MTI Senior Notes will have the same interest rate, maturity date, redemption terms and interest payment dates and will be subject to substantially similar covenants as the corresponding series of the MTG Senior Notes for which they are being offered in exchange.

The MTI 2023 Notes mature on June 22, 2023 and the MTI 2028 Notes mature on June 22, 2028. The stated and effective interest rates for the MTI 2023 Notes are 4.200% and 4.423%, respectively. The stated and effective interest rates for the MTI 2028 Notes are 4.875% and 5.012%, respectively. The Company may redeem the MTI Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in MTI Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the MTI Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the MTI Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the MTI Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.

As of May 1, 2021, the Company has $1.0 billion MTG Senior Notes borrowings outstanding.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The settlement of the Exchange Offers occurred subsequent to quarter end on May 4, 2021. $433.9 million aggregate principal amount of the MTG 2023 Notes and $479.5 million aggregate principal amount of the MTG 2028 Notes were exchanged. The exchange will be accounted for as a debt modification in accordance with applicable accounting guidance.

Inphi Convertible Notes

As a result of the Inphi acquisition, the Company assumed all of Inphi’s outstanding convertible notes.

Inphi 2021 Convertible Notes

In September 2016, Inphi issued $287.5 million of 0.75% convertible senior notes due 2021. The Inphi 2021 Convertible Notes are governed by the terms of an indenture dated September 12, 2016 (the “Inphi 2021 Convertible Notes Indenture”). The Inphi 2021 Convertible Notes will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Inphi 2021 Convertible Notes is payable on March 1 and September 1 of each year.

Under the Inphi 2021 Convertible Notes Indenture, on or after March 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Inphi 2021 Convertible Notes are not redeemable at the Company’s option prior to maturity.

The initial conversion rate at issuance in September 2016 was 17.7508 shares of Inphi common stock per $1,000 principal amount of Inphi 2021 Convertible Notes, which represented an initial conversion price of approximately $56.34 per Inphi share. The conversion rate for the Inphi 2021 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain fundamental changes that occur prior to the maturity date, the Company will increase the conversion rate of the Inphi 2021 Convertible Notes for a holder who elects to convert in connection with such a fundamental change in certain circumstances. Upon the occurrence of certain fundamental changes, the holders of the Inphi 2021 Convertible Notes may require the Company to repurchase all or a portion of their Inphi 2021 Convertible Notes for cash at a price equal to 100% of the principal amount of the Inphi 2021 Convertible notes, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Inphi 2021 Convertible Notes are not redeemable at the Company’s option prior to maturity.

As part of the Inphi acquisition, the Company assumed $15.7 million principal amount of Inphi’s 2021 Convertible Notes with a fair value of $48.0 million. The Inphi acquisition constitutes a fundamental change under the Inphi 2021 Convertible Notes Indenture. As a result, the Inphi 2021 Convertible Notes are currently convertible into Inphi conversion units of 17.7522 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of the Inphi 2021 Convertible Notes would receive 41.2384 shares of the Company’s common stock and $1,171.65 in cash per $1,000 in principal amount of such notes upon conversion. The Company has elected to measure the Inphi 2021 Convertible Notes at fair value.

A total of $9.6 million in aggregate principal of the Inphi 2021 Convertible Notes was settled pursuant to the Exchange Agreements (discussed below). Between April 20 and May 1, 2021, $5.5 million in aggregate principal of the Inphi 2021 Convertible Notes was converted into 0.2 million shares of the Company’s common stock and $6.4 million in cash pursuant to the contractual terms of the Inphi 2021 Convertible Notes Indenture.

Inphi 2025 Convertible Notes

In April 2020, Inphi issued $506.0 million 0.75% convertible senior notes due 2025. The Inphi 2025 Convertible Notes are governed by an indenture dated April 24, 2020 (the “Inphi 2025 Notes Indenture”). The Inphi 2025 Convertible Notes will mature on April 15, 2025, unless earlier converted or repurchased. Interest on the Inphi 2025 Convertible Notes is payable on April 15 and October 15 of each year.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Under the 2025 Notes Indenture, the Inphi 2025 Convertible Notes are convertible at the option of the holders at any time, prior to the close of business on the business day immediately preceding October 15, 2024, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Inphi 2025 Notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading per $1,000 principal amount of Inphi 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the Inphi 2025 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Inphi 2025 Convertible Notes at any time, regardless of the foregoing circumstances.

The Company may redeem for cash all or any portion of the Inphi 2025 Convertible Notes, at its option, on or after April 20, 2023 if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Inphi 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain fundamental changes, the holders of the Inphi 2025 Convertible Notes may require the Company to repurchase all or a portion of the Inphi 2025 Convertible Notes for cash at a price equal to 100% of the principal amount of the Inphi 2025 Convertible Notes, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The initial conversion rate at issuance in April 2020 was 8.0059 shares of Inphi common stock per $1,000 principal amount of Inphi 2025 Convertible Notes, which represented an initial conversion price of approximately $124.91 per Inphi share. The conversion rate for the Inphi 2025 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain fundamental changes that occur prior to the maturity date or following the Company’s issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the Inphi 2025 Convertible Notes for a holder who elects to convert in connection with such a fundamental change or notice of redemption, as the case may be.

As part of the Inphi acquisition, the Company assumed $506.0 million in principal of Inphi 2025 Convertible Notes with a fair value of $750.2 million. The Inphi acquisition constitutes a fundamental change under the Inphi 2025 Convertible Notes Indenture. As a result, the Inphi 2025 Convertible Notes are convertible into Inphi conversion units of 8.595 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of the Inphi 2025 Convertible Notes would receive 19.9662 shares of the Company’s common stock and $567.27 in cash per $1,000 in principal amount of such notes upon conversion.

A total of $199.5 million in aggregate principal of the Inphi 2025 Convertible Notes was settled pursuant to the Exchange Agreements (discussed below). Between April 20 and May 1, 2021, $114.0 million in aggregate principal of the Inphi 2025 Convertible Notes was converted pursuant to the contractual terms of the Inphi 2025 Convertible Notes Indenture into 2.3 million shares of the Company’s common stock and $64.7 million in cash. Between May 2, 2021 and June 3, 2021, $192.5 million in aggregate principal of the Inphi 2025 Convertible Notes was converted pursuant to the contractual terms of the Inphi 2025 Convertible Notes Indenture into 3.8 million shares of the Company's common stock and $109.2 million in cash.

In accounting for the Inphi 2025 Convertible Notes as of April 20, 2021, the Company separated the Inphi 2025 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the fair value of the Inphi 2025 Convertible Notes as a whole. The fair value of $750.2 million was accordingly allocated between debt for $506.0 million and stockholders’ equity for $244.2 million.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Inphi Capped Calls

In connection with the issuance of each of the Inphi Convertible Notes, Inphi entered into capped call transactions (the “Inphi 2021 Capped Calls” and the “Inphi 2025 Capped Calls,” collectively, the “Inphi Capped Calls”) in private transactions. Under the Inphi Capped Calls, Inphi purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company’s common stock underlying the Inphi Convertible Notes, with a strike price approximately equal to the conversion price of the Inphi 2021 Convertible Notes and the Inphi 2025 Convertible Notes, respectively, and with a capped price equal to $73.03 per Inphi share and $188.54 per Inphi share, respectively.

The purchased Inphi Capped Calls allowed Inphi to receive shares of its common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock, as measured under the terms of the Inphi Capped Calls, over the strike prices of the Inphi Capped Calls during the relevant valuation period. The purchased Inphi Capped Calls were intended to reduce the potential dilution to common stock upon future conversion of the Inphi 2021 Convertible Notes and Inphi 2025 Convertible Notes by effectively increasing the initial conversion price to approximately $73.03 and $188.54, respectively, as well as to offset potential cash payments that Inphi would be required to make in excess of the principal amount of the Inphi Convertible Notes in applicable events.

The Inphi Capped Calls were separate transactions entered into by Inphi with the option counterparties, are not part of the terms of the Inphi Convertible Notes, and will not change the holders’ rights under the Inphi Convertible Notes.

In connection with the Inphi acquisition, the Company entered into unwind agreements related to the Inphi Capped Calls. Based on the terms of the unwind agreements, the Inphi Capped Calls do not qualify for equity classification. As such, the Company has classified the Inphi Capped Calls as assets and included in “prepaid expenses and other current assets” in the unaudited condensed consolidated balance sheet. Under the unwind agreements, the Company and the counterparties agreed to settle a portion of Inphi Capped Calls for a fixed payment of $74.1 million, which were settled on April 23, 2021. The remaining Inphi Capped Calls provide for variable cash settlement based on the Company’s stock price. These capped calls qualify as derivatives and, accordingly, the Company measures these capped calls at fair value, with changes in fair value reported in earnings. The Company reports cash flows from capped calls in cash flows from financing activities. In connection with the Exchange Agreements (discussed below), a portion of the remaining Inphi Capped Calls were settled for $35.5 million on April 29, 2021. As of May 1, 2021, the fair value of the remaining capped calls was $50.1 million.

Exchange Agreements

On April 20, 2021, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders (“Noteholders”) of the Inphi Convertible Notes. Under the terms of the Exchange Agreements, the Noteholders agreed to exchange approximately $9.6 million in aggregate principal amount of Inphi 2021 Convertible Notes and $199.5 million in aggregate principal amount of Inphi 2025 Convertible Notes for a number of shares of the Company’s common stock that was partially based on a trailing daily volume-weighted average of the Company’s stock price.

The Exchange Agreements were accounted for as liabilities and measured at fair value, with changes in fair value recorded in earnings. For the three months ended May 1, 2021, the Company recognized interest expense of $5.0 million on the remeasurement of the Exchange Agreements in its unaudited condensed statements of operations.

The Exchange Agreements were settled on April 29, 2021. In exchange for $9.6 million and $199.5 million in aggregate principal of the Inphi 2021 Convertible Notes and Inphi 2025 Convertible Notes, respectively, the Company issued a total of 7.1 million shares of its common stock to the Noteholders.

2018 Term Loan and 2018 Revolving Credit Facility

On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with twelve lenders. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit (the “2018 Revolving Credit Facility”) and (ii) $900.0 million in the form of a term loan (the “2018 Term Loan”) due July 6, 2021. The proceeds of the 2018 Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. On December 7, 2020, the 2018 Revolving Credit Facility under the 2018 Credit Agreement was terminated and replaced by the 2020 Revolving Credit Facility. The 2018 Term Loan borrowings were repaid in full in the first quarter ended May 1, 2021.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Summary of Outstanding Debt

During the three months ended May 1, 2021, the Company recognized $22.1 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding borrowings.

During the three months ended May 2, 2020, the Company recognized $15.4 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding borrowings.

As of May 1, 2021, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$1,867
2023	—
2024	1,375,000
2025	—
2026	1,067,548
Thereafter	2,500,000
Total	$4,944,415

Note 6. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended
	May 1, 2021	% of Total	May 2, 2020	% of Total
Net revenue by product group:
Networking (1)	$498,250	60%	$393,920	57%
Storage (2)	302,918	36%	258,688	37%
Other (3)	31,111	4%	41,033	6%
	$832,279		$693,641
(1)Networking products are comprised primarily of ethernet solutions, embedded processors, custom ASICs and electro-optics solutions.
(2)Storage products are comprised primarily of storage controllers and fibre channel adapters.
(3)Other products are comprised primarily of printer solutions.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Three Months Ended
	May 1, 2021	% of Total	May 2, 2020	% of Total
Net revenue based on destination of shipment:
China	$341,078	41%	$280,146	40%
United States	87,414	11%	81,232	12%
Thailand	77,792	9%	67,544	10%
Malaysia	58,579	7%	64,668	9%
Singapore	51,510	6%	38,706	6%
Philippines	47,618	6%	24,574	4%
Other	168,288	20%	136,771	19%
	$832,279		$693,641

These destinations of shipment are not necessarily indicative of the geographic location of the Company’s end customers or the country in which the Company’s end customers sell devices containing the Company’s products. For example, a substantial majority of the shipments made to China relate to sales to non-China based customers that have factories or contract manufacturing operations located within China.

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended
	May 1, 2021	% of Total	May 2, 2020	% of Total
Net revenue by customer type:
Direct customers	$570,306	69%	$531,404	77%
Distributors	261,973	31%	162,237	23%
	$832,279		$693,641

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of May 1, 2021, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the unaudited condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2022 was $181.0 million. During the three months ended May 1, 2021, contract liabilities increased by $238.2 million associated with variable consideration estimates, offset by $248.7 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the first quarter of fiscal year 2022 was $170.5 million. The amount of revenue recognized during the three months ended May 1, 2021 that was included in the contract liabilities balance at January 30, 2021 was not material.

Sales Commissions

The Company has elected to apply the practical expedient to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated in Q1 fiscal 2022 (the "Fiscal 2022 Plan") in order to realign the organization and enable further investment in key priority areas. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $12.9 million for the three months ended May 1, 2021, which includes $9.8 million of charges related to the Fiscal 2022 Plan. The Company expects to complete these restructuring actions by the end of fiscal 2023.

In prior years, the Company initiated restructuring plans in order to realign the organization and enable further investment in key priority areas. Restructuring charges were mainly comprised of severance and other one-time termination benefits, facility closures where sites were redundant within the same region or no longer suitably sized for the local employee base, and other costs. These plans are substantially complete. The Company recorded restructuring related charges of $21.3 million for the three months ended May 2, 2020.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Employee Severance	Other	Total
Liability at January 30, 2021	$5,596	$5,204	$10,800
Charges	9,631	3,255	12,886
Cash payments	(11,332)	(2,252)	(13,584)
Non-cash items	—	(1,582)	(1,582)
Liability at May 1, 2021	$3,895	$4,625	$8,520

The current and non-current portions of the restructuring liability at May 1, 2021 of $6.8 million and $1.7 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheet.

Note 8. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	May 1, 2021	January 30, 2021
Inventories:
Work-in-process	$383,305	$187,351
Finished goods	154,812	80,877
Inventories	$538,117	$268,228

The inventory balance at May 1, 2021 includes $173.5 million related to the inventory step-up adjustment from the Inphi acquisition.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	May 1, 2021	January 30, 2021
Property and equipment, net:
Machinery and equipment	$786,468	$693,689
Land, buildings, and leasehold improvements	299,853	284,532
Computer software	104,256	103,789
Furniture and fixtures	28,746	26,990
	1,219,323	1,109,000
Less: Accumulated depreciation and amortization	(794,590)	(782,875)
Property and equipment, net	$424,733	$326,125

	May 1, 2021	January 30, 2021
Other non-current assets:
Technology and other licenses	$278,413	$242,244
Operating right-of-use assets	155,903	101,411
Prepaid ship and debits	149,110	131,657
Non-marketable equity investments	35,271	7,646
Other	45,333	58,611
Other non-current assets	$664,030	$541,569

	May 1, 2021	January 30, 2021
Accrued liabilities:
Contract liabilities *	$170,527	$180,995
Technology license obligations	106,264	71,130
Deferred non-recurring engineering credits	39,471	37,300
Lease liabilities - current portion	38,797	32,461
Accrued legal reserve	34,477	50,101
Accrued interest	22,762	8,709
Accrued royalty	16,339	12,740
Deferred revenue	8,146	16,146
Other	41,375	26,034
Accrued liabilities	$478,158	$435,616

* Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. See “Note 6 - Revenue” for further details.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	May 1, 2021	January 30, 2021
Other non-current liabilities
Deferred tax liabilities	$253,830	$22,359
Lease liabilities-non current	151,382	104,417
Technology license obligations	79,907	86,241
Non-current income tax payable	23,668	22,526
Other	30,824	23,310
Other non-current liabilities	$539,611	$258,853

Accumulated Other Comprehensive Income

As of May 1, 2021, there are no changes in accumulated other comprehensive income (loss) by components. The changes in accumulated other comprehensive income (loss) by components for the comparative period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income before reclassifications	995
Amounts reclassified from accumulated other comprehensive income	(127)
Net current-period other comprehensive income, net of tax	868
Balance at May 2, 2020	$868

Consolidated Statements of Cash Flows

The noncash consideration paid for the acquisition of Inphi was $6.2 billion for the three months ended May 1, 2021.

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of May 1, 2021, there was $564.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company temporarily suspended the share repurchase program in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as the Company focuses on reducing its debt and de-levering its balance sheet. As a result, the Company did not repurchase any shares during the three months ended May 1, 2021. The Company repurchased 1.3 million of its common shares for $25.2 million during the three months ended May 2, 2020. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Fair Value Measurements

Fair value is an exit price representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2—Other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, and marketable equity investments that are classified as other non-current assets and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yields. In addition, the convertible debt capped calls and the severance pay fund are classified as a Level 2 asset as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at May 1, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$65	$—	$—	$65
Time deposits	—	115,663	—	115,663
Prepaid expenses and other current assets:
Convertible debt capped calls	—	50,127	—	50,127
Other non-current assets:
Marketable equity investments	1,607	—	—	1,607
Severance pay fund	—	650	—	650
Total assets	$1,672	$166,440	$—	$168,112
Liabilities
Short term convertible debt:
Convertible notes	$—	$721	$—	$721
Long term convertible debt:
Convertible notes	—	1,146	—	1,146
Total liabilities	$—	$1,867	$—	$1,867

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. They are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of May 1, 2021, non-marketable equity investments had a carrying value of $35.3 million and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	Fair Value Measurements at January 30, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$114,645	$—	$114,645
Other non-current assets:
Severance pay fund	—	623	—	623
Total assets	$—	$115,268	$—	$115,268

Fair Value of Debt and Inphi Capped Calls

The Inphi 2021 Convertible Notes are carried in the unaudited condensed consolidated balance sheets at fair value. As of May 1, 2021, the fair value of convertible notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See “Note 5 - Debt” for information on the fair value of the Inphi 2021 Convertible Notes. The 2025 Inphi Convertible Notes are carried in the unaudited condensed consolidated balance sheets at fair value at Inphi acquisition when assumed. The Inphi 2025 Convertible Notes are not marked to fair value at the end of each reporting period.

The Company classified the 2020 Term Loan, the 2023 Notes, the 2026 Notes, 2028 Notes and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2020 Term Loan approximates its fair value as the 2020 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.1 billion at May 1, 2021 and $1.1 billion at January 30, 2021, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

The Inphi convertible debt capped calls provide for variable cash settlement based on the Company’s stock price. These capped calls qualify as derivatives and, accordingly, the Company measures these capped calls at fair value, with changes in fair value reported in earnings. As of May 1, 2021, the fair value of the remaining capped calls was $50.1 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. At May 1, 2021, the Company had approximately $819.5 million in outstanding purchase orders with foundries.

Contingencies and Legal Proceedings

The Company currently is, and may from time to time become, a party to claims, lawsuits, governmental inquiries, inspections or investigations and other legal proceedings (collectively, “Legal Matters”) arising in the course of its business. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The ultimate outcome of any Legal Matter involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter, particularly in a patent dispute, could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.

Intellectual Property Indemnification

In addition to the above indemnities, the Company has agreed to indemnify certain customers for claims made against the Company’s products where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer as well as the attorneys’ fees and costs under an infringement claim. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, but not always, there are limits on and exceptions to the Company’s potential liability for indemnification. Historically the Company has not made significant payments under these indemnification obligations and the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

Note 11. Stockholders’ Equity

Following the Inphi acquisition and in accordance with the Inphi merger agreement, certain outstanding options to purchase shares of Inphi common stock and certain restricted stock units with respect to Inphi common stock, each granted under the Inphi Amended and Restated 2010 Stock Incentive Plan (“Inphi 2010 EIP”), were assumed by the Company and converted into options to purchase common shares of the Company and restricted stock units with respect to common shares of the Company, respectively. The Company filed a registration statement on April 20, 2021 to register 10,301,589 common shares of the Company, issuable under the Inphi 2010 EIP, comprised of 127,249 common shares issuable pursuant to outstanding but unexercised options under the Inphi 2010 EIP, 10,040,693 common shares issuable pursuant to outstanding unvested restricted stock units under the Inphi 2010 EIP, and 133,647 common shares issuable pursuant to outstanding unvested performance stock units under the Inphi 2010 EIP.

Inphi 2010 EIP

The Inphi 2010 EIP was adopted by Inphi on June 7, 2010. The 2010 Plan provided for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. Awards under the Inphi 2010 EIP generally vest over 3 to 4 years.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Inphi Acquisition-related Equity Awards

The awards under the Inphi Plans assumed by the Company in the Inphi acquisition were measured at the acquisition date based on the estimated fair value of $589.7 million. A portion of that fair value, $161.7 million, which represented the pre-acquisition service provided by employees to Inphi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $428.0 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the three months ended May 1, 2021, the Company recognized $49.6 million of share-based compensation expense in connection with the acquisition of Inphi, of which $43.8 million was due to the accelerated vesting of outstanding equity awards of certain Inphi employees. During the three months ended May 1, 2021, Inphi merger equity consideration related tax withholdings of $14.6 million were included as a component of tax withholdings for net share settlement of restricted stock units in the accompanying unaudited condensed consolidated statement of stockholders’ equity.

Summary of Share-based Compensation Expense

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Cost of goods sold	$9,803	$3,538
Research and development	38,377	37,815
Selling, general and administrative	61,413	18,334
Total share-based compensation	$109,593	$59,687

Share-based compensation capitalized in inventory was $4.3 million at May 1, 2021, $3.8 million at January 30, 2021.

Note 12. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, discrete items, and acquisitions, as well as the integration of such acquisitions.

On April 20, 2021, the Company completed its acquisition of Inphi Corporation. As a result of this transaction, the parent company was domiciled in the United States and not Bermuda. Therefore, for periods after closing, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires for GILTI income to be included in the taxable income of U.S. entities, and which may adversely impact future effective tax rates and tax liabilities.

The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate. The Company’s effective tax rate is the result of an anticipated annual net income tax benefit and includes the effects of certain non-U.S. tax jurisdictions with tax rates lower than 21%.

The income tax benefit of $27.8 million for the three months ended May 1, 2021 includes a discrete tax benefit related to stock-based compensation in addition to the release of unrecognized benefits that were recorded in prior periods.

The income tax expense of $5.0 million for the three months ended May 2, 2020 included a tax benefit related to the release of unrecognized tax benefits that were recorded in prior periods, offset by tax expense due on certain foreign undistributed earnings that were previously considered to be indefinitely reinvested.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s gross unrecognized tax benefits were $319.2 million and $242.2 million on May 1, 2021 and January 30, 2021, respectively. The net increase to the Company’s gross unrecognized tax benefits of $77.0 million is primarily the result of certain unrecognized tax benefits recorded in the Company’s accounting for the acquisition of Inphi. If the gross unrecognized tax benefits as of May 1, 2021 were realized in a subsequent period, the Company would record a tax benefit of $198.7 million within its provision for income taxes at such time. The amount of interest and penalties accrued as of May 1, 2021, and January 30, 2021 was $3.8 million and $4.0 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $2.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from certain non-U.S. jurisdictions are examining the Company’s income tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results or financial position at this time.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. In the three months ended May 1, 2021, tax savings associated with these tax holidays were approximately $7.8 million, which if paid would impact the Company’s earnings per share by less than $0.02 per share in the three months ended May 1, 2021. There were no such tax savings recognized in three months ended May 2, 2020.

The Company’s principal source of liquidity as of May 1, 2021 consisted of approximately $522.5 million of cash and cash equivalents, of which approximately $350.3 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $280.3 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 13. Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common shares outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Numerator:
Net loss	$(88,242)	$(113,033)
Denominator:
Weighted-average shares — basic	693,378	663,547
Effect of dilutive securities:
Share-based awards	—	—
Convertible debt	—	—
Weighted-average shares — diluted	693,378	663,547
Net loss per share:
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Potential dilutive securities include dilutive common shares from share-based awards attributable to the shares that could be issued upon conversion of the Company’s convertible debt using the if-converted method. Under the treasury stock method and if-converted method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Weighted-average shares outstanding:
Share-based awards	16,829	12,416
Convertible debt	1,581	—

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three months ended May 1, 2021 and May 2, 2020 due to the net losses reported in those periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “seeks,” “estimates,” "forecasts," "targets," “may,” “can,” “will,” “would” and similar expressions identify such forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

• the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our customers, suppliers, employees and business;
•our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi merger;
• our ability to define, design and develop products for the Cloud, infrastructure and 5G markets and to market and sell these products to our customers;
• extension of lead time due to supply chain disruption, component shortages that impact the production of our products and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
• the impact of international conflict, trade relations between the U.S. and other countries, and continued economic volatility in either domestic or foreign markets;
• the impact and costs associated with changes in international financial and regulatory conditions such as the addition of new trade restrictions, tariffs or embargos;
• our ability and the ability of our customers to successfully compete in the markets in which we serve;
• our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;
• risks related to our debt obligations;
• our ability to scale our operations in response to changes in demand for existing or new products and services;
• our reliance on our manufacturing partners for the manufacture, assembly and testing of our products;
• the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;
• the effects of transitioning to smaller geometry process technologies;
• the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;
• our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
• our ability to implement our plans, forecasts and other expectations with respect to our acquisitions and to fully realize the anticipated synergies and cost savings in the time frame anticipated;
• our ability to limit costs related to defective products;
• our ability to recruit and retain experienced executive management as well as highly-skilled personnel;
• our ability to mitigate risks related to our information technology systems;
• our ability to protect our intellectual property, particularly outside of the U.S.;
• our ability to estimate customer demand and future sales accurately;
• our reliance on third-party distributors and manufacturers’ representatives to sell our products;
• our maintenance of an effective system of internal controls;
• the impact of the highly cyclical and intensely competitive nature of the markets for our products;
• our dependence on a small number of customers;
• severe financial hardship or bankruptcy of one or more of our major customers;
• the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;
• risks associated with acquisition and consolidation activity in the semiconductor industry;
• decreases in our gross margin and results of operations in the future due to a number of factors;
• the impact of natural disasters and other catastrophic events; and
• the outcome of pending or future litigation and legal proceedings.

Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Overview

We are a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the datacenter, carrier, enterprise networking, consumer and automotive industrial end markets.

In the first quarter of fiscal 2022, our net revenue increased year over year by 20% from $693.6 million net revenue in the first quarter of fiscal 2021 compared with $832.3 million in the first quarter of fiscal 2022. The increase was primarily due to increased sales of our networking products by 26% and increased sales of our storage products by 17%, partially offset by decreased sales of our other products by 24%.

On April 20, 2021, we completed the acquisition of Inphi Corporation (“Inphi”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. Their product portfolio includes laser drivers, trans-impedance amplifiers, PAM (Pulse Amplitude Modulation) and Coherent DSPs (Digital Signal Processors), differentiated silicon photonics, as well as an optical PHY portfolio for interconnect inside and between the data center, as well as interconnect for the carrier market. We and Inphi both have growing positions in carrier and datacenter, and Inphi’s high-speed electro-optics platform is highly complementary to our storage, networking, compute, and security portfolio. Inphi’s electro-optics portfolio combined with our copper Ethernet PHY franchise is expected to create an industry-leading high-speed data interconnect platform. The operating results for the first quarter of fiscal 2022 include the operating results of Inphi for the period from the date of acquisition to the Company’s first quarter ended May 1, 2021. In conjunction with the acquisition transaction, Marvell and Inphi became wholly owned subsidiaries of the new parent company, Marvell Technology, Inc. (“MTI”) on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States.

In response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we are experiencing a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our networking products.

We continue to monitor the impact of COVID-19 on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees continue to work from home. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to COVID-19 pandemic which could significantly disrupt our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government’s export restrictions on certain Chinese customers will continue to impact our revenue in fiscal year 2022. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which use our solutions may also be impacted by export restrictions.

Capital Return Program. We remain committed to delivering stockholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. As a result, we did not repurchase any shares during the three months ended May 1, 2021. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of May 1, 2021, there was $564.5 million remaining available for future share repurchases of the authorization.

As of May 1, 2021, a total of 308.1 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $40.6 million to stockholders in the three months ended May 1, 2021 in cash dividends.

Cash and Cash Equivalents. Our cash and cash equivalents were $522.5 million at May 1, 2021, which was $226.0 million lower than our balance at our fiscal year ended January 30, 2021 of $748.5 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the first quarter of fiscal 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	May 1, 2021	May 2, 2020
Distributor:
Wintech	19%	11%

We continuously monitor the creditworthiness of our distributors and believe their sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 80% of our net revenue in the three months ended May 1, 2021, and approximately 79% of net revenue in the three months ended May 2, 2020, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

Historically, a relatively large portion of our sales have been made on the basis of purchase orders rather than long-term agreements. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, the development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycle, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended May 1, 2021 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended
	May 1, 2021	May 2, 2020
Net revenue	100.0%	100.0%
Cost of goods sold	49.8	52.9
Gross profit	50.2	47.1
Operating expenses:
Research and development	34.4	40.3
Selling, general and administrative	24.2	17.6
Restructuring related charges	1.5	3.1
Total operating expenses	60.1	61.0
Operating loss	(9.9)	(13.9)
Interest income	—	0.2
Interest expense	(4.2)	(2.4)
Other income (loss), net	0.1	0.5
Loss before income taxes	(14.0)	(15.6)
Provision for income taxes	(3.3)	0.7
Net loss	(10.7)%	(16.3)%

Three months ended May 1, 2021 and May 2, 2020

Net Revenue

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Net revenue	$832,279	$693,641	20.0%

Our net revenue for the three months ended May 1, 2021 increased by $138.6 million compared to net revenue for the three months ended May 2, 2020. This was primarily due to increased sales of our networking products by 26%, and increased sales of our storage products by 17%, partially offset by decreased sales of other products by 24% compared to the three months ended May 2, 2020. The increased sales of our networking products were primarily due to an increase in demand for our ethernet, embedded processor and automotive networking products across all end markets. In addition, Inphi contributed $21.8 million of net revenue during the three months ended May 1, 2021. The increased sales of our storage products were primarily due to an increase in demand for our SSD controllers. The decrease in sales of our other products is because we have stopped investing in these products and we expect that sales for these products will continue to decline over time.

In the three months ended May 1, 2021, unit shipments were 8% higher and average selling prices increased 12% compared to the three months ended May 2, 2020, for an overall increase in net revenue of 20%. This was primarily driven by our recent portfolio changes, including the acquisition of Avera ASIC business, which increased our average selling prices.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Cost of goods sold	$414,138	$366,739	12.9%
% of net revenue	49.8%	52.9%
Gross profit	$418,141	$326,902	27.9%
% of net revenue	50.2%	47.1%

Cost of goods sold as a percentage of net revenue decreased for the three months ended May 1, 2021 compared to the three months ended May 2, 2020, which is primarily due to improved product mix. As a result, gross margin for the three months ended May 1, 2021 increased 3.1 percentage points compared to the three months ended May 2, 2020.

Research and Development

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Research and development	$286,100	$279,584	2.3%
% of net revenue	34.4%	40.3%

Research and development expense increased by $6.5 million in the three months ended May 1, 2021 compared to the three months ended May 2, 2020. The increase was primarily due to lower non-recurring engineering credits of $6.4 million recognized in the current period compared to the three months ended May 2, 2020.

Selling, general and administrative

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Selling, general and administrative	$201,466	$122,027	65.1%
% of net revenue	24.2%	17.6%

Selling, general and administrative expense increased by $79.4 million in the three months ended May 1, 2021 compared to the three months ended May 2, 2020. The increase was primarily due to Inphi transaction expenses of $45.8 million incurred in Q1 fiscal 2022, as well as $43.8 million stock based compensation expense related to accelerated vesting of Inphi equity awards at merger close.

Restructuring Related Charges

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Restructuring related charges	$12,886	$21,287	(39.5)%
% of net revenue	1.5%	3.1%

We recognized $12.9 million of total restructuring related charges in the three months ended May 1, 2021 as we continue to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 7 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Interest income	$222	$1,058	(79.0)%
% of net revenue	—%	0.2%

Interest income decreased by $0.8 million in the three months ended May 1, 2021 compared to the three months ended May 2, 2020 due to lower interest rates on our invested cash.

Interest Expense

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Interest expense	$(35,141)	$(16,830)	108.8%
% of net revenue	(4.2)%	(2.4)%

Interest expense increased by $18.3 million in the three months ended May 1, 2021 compared to the three months ended May 2, 2020. The increase was primarily due to the write-off of issuance costs related to the bridge loan when the loan was terminated in Q1 fiscal 2022, as well as interest expense on the 2020 term loans in addition to the new 2026, 2028 and 2031 senior unsecured notes issued in Q1 fiscal 2022.

Other Income, Net

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Other income, net	$1,223	$3,754	(67.4)%
% of net revenue	0.1%	0.5%

Other income (loss), net, changed by $2.5 million in the three months ended May 1, 2021 compared to the three months ended May 2, 2020. The higher income in the three months ended May 2, 2020 was primarily due to income related to the divestiture of the Wi-Fi connectivity business in fiscal 2020.

Provision (benefit) for Income Taxes

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change

	(in thousands, except percentage)
Provision (benefit) for income taxes	$(27,765)	$5,019	(653.2)%

Our income tax benefit for the three months ended May 1, 2021 was $27.8 million compared to a tax expense of $5.0 million for the three months ended May 2, 2020. Our income tax benefit for the three months ended May 1, 2021 differs from the tax expense recorded in the same period in the prior year primarily due to the tax impact of amortization of fair value adjustments related to the merger with Inphi combined with the tax effect of stock based compensation deductions versus the prior period. The effective tax rate for the three months ended May 1, 2021 and May 2, 2020 differs from the U.S. statutory Federal rate of 21% primarily due to the rate differential on foreign earnings.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in the realizability of deferred tax assets and liabilities, discrete items, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations. It is also possible that significant negative evidence may become available that causes us to conclude that a valuation allowance is needed on certain of our deferred tax assets, which would adversely affect our income tax provision in the period of such change in judgment. We also continuously evaluate realignment of our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of May 1, 2021 consisted of approximately $522.5 million of cash and cash equivalents, of which approximately $350.3 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 12 - Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

In April 2021, we assumed $15.7 million in principal of Inphi’s 0.75% convertible senior notes due 2021 and $506 million in principal of Inphi’s 0.75% convertible senior notes due 2025 from Inphi. We also acquired capped call assets in relation to the convertible debt. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

In December 2020, to fund the Inphi acquisition, we executed a debt agreement to obtain a $875 million 3-year term loan and a $875 million 5-year term loan. We also executed a debt agreement to obtain a $750 million revolving credit facility (“2020 Revolving Credit Facility”). In April 2021, we completed an offering and issued (i) $500 million of senior notes with a 5 year term due in 2026, (ii) $750 million of senior notes with a 7 year term due in 2028, and (iii) $750 million of senior notes with a 10 year term due in 2031. In addition, in May 2021, in conjunction with the U.S. domiciliation, we exchanged certain of our existing senior notes due in 2023 (“MTG 2023 Notes”) and 2028 (“MTG 2028 Notes”) that were previously issued by the former Bermuda-based parent with like notes that are now issued by the new parent domiciled in Delaware. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million revolving credit facility (“2018 Revolving Credit Facility”). In December 2020, the 2018 Revolving Credit Facility under the 2018 Credit Agreement was terminated and replaced by the 2020 Revolving Credit Facility. The senior unsecured notes were exchanged as described in the above paragraph. The 2018 Term Loan borrowings was repaid in full in the first quarter ended May 1, 2021. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2020 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

To the extent that our existing cash and cash equivalents, together with cash generated by operations, and funds available under our 2020 Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current stockholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of us and our stockholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Delaware law, market conditions and other factors that our board of directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. We will continue to evaluate business conditions to decide when we can restart the share repurchase program.

Cash Flows from Operating Activities

Net cash flow used in operating activities for the three months ended May 1, 2021 was $13.7 million. We had a net loss of $88.2 million adjusted for the following non-cash items: amortization of acquired intangible assets of $128.6 million, share-based compensation expense of $92.7 million, depreciation and amortization of $51.8 million, deferred income tax benefit of $22.6 million, amortization of inventory fair value adjustment associated with the Inphi acquisition of $13.7 million and $31.3 million net loss from other non-cash items. Cash outflow from working capital of $221.1 million for the three months ended May 1, 2021 was primarily driven by a decrease in accrued employee compensation, decrease in accounts payable, a decrease in accrued liabilities and other non-current liabilities as well as an increase in accounts receivable. The decrease in accrued employee compensation is due to our annual bonus payment in the current period. The decrease in accounts payable and accrued liabilities and other non-current liabilities is primarily due to payment of banker success fees. The increase in accounts receivable is due to revenue linearity and lower sales reserves.

Net cash flow provided by operating activities for the three months ended May 2, 2020 was $175.6 million. We had a net loss of $113.0 million adjusted for the following non-cash items: amortization of acquired intangible assets of $112.9 million, share-based compensation expense of $59.7 million, depreciation and amortization of $50.5 million, amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisition of $17.3 million, deferred income tax expense of $2.4 million, and $11.5 million net loss from other non-cash items. Cash outflow from working capital of $34.5 million for the three months ended May 2, 2020 was primarily driven by a decrease in inventory and accounts receivable, partially offset by a decrease in accrued employee compensation. The decrease in inventory is due to improved supply chain management. The decrease in accounts receivable is due to stable collections. The decrease in accrued employee compensation is due to our annual bonus payment in the current period.

Cash Flows from Investing Activities

For the three months ended May 1, 2021, net cash used in investing activities of $3.6 billion was primarily driven by net cash paid to acquire Inphi of $3.6 billion, purchases of property and equipment of $21.4 million, and purchases of technology licenses of $3.4 million.

For the three months ended May 2, 2020, net cash used in investing activities of $38.4 million was primarily driven by purchases of property and equipment of $35.3 million and purchases of technology licenses of $3.7 million.

Cash Flows from Financing Activities

For the three months ended May 1, 2021, net cash provided by financing activities of $3.4 billion was primarily attributable to proceeds from issuance of debt of $3.7 billion, proceeds from capped calls of $111.2 million partially offset by $200.0 million repayment of debt principal, $73.2 million tax withholding payments on behalf of employees for net share settlements, $71.1 million of repurchase and settlement of convertible notes, $44.1 million payments on technology license obligations and $40.6 million for payment of our quarterly dividends.

For the three months ended May 2, 2020, net cash used in financing activities of $117.3 million was primarily attributable to $39.8 million for payment of our quarterly dividends, $31.5 million tax withholding payments on behalf of employees for net share settlements, $25.2 million for repurchases of our common stock, and $23.8 million payments for technology license obligations. These outflows were partially offset by proceeds of $5.5 million from employee stock plans.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. At May 1, 2021, the Company had approximately $819.5 million in outstanding purchase orders with foundries.

The following table summarizes our contractual obligations as of May 1, 2021 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	Reminder of 2022	2023	2024	2025	2026	Thereafter	Total
Contractual obligations:
Principal payments on debt	$1,867	$—	$1,375,000	$—	$1,067,548	$2,500,000	$4,944,415
Interest obligations on debt	90,301	119,698	107,500	86,147	81,635	219,929	705,210
Facilities operating leases (1)	32,967	37,546	32,090	23,624	20,204	55,463	201,894
Purchase commitments to foundries	819,549	—	—	—	—	—	819,549
Capital purchase obligations	37,447	—	—	—	—	—	37,447
Technology license obligations (2)	85,977	78,253	49,729	309	309	—	214,577
Other contractual commitments	6,625	8,691	858	208	350	5,518	22,250
Total contractual cash obligations	$1,074,733	$244,188	$1,565,177	$110,288	$1,170,046	$2,780,910	$6,945,342

(1)Amounts exclude contractual sublease proceeds of $22.2 million to be received through fiscal 2028.
(2)Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.
In addition to the above commitments and contingencies, as of May 1, 2021, we have $25.1 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $3.8 million as of May 1, 2021. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $2.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2020 Term Loans. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $0.9 million to $17.1 million.

The fair value of our outstanding convertible notes is subject to interest rate risk, market risk and other factors due to convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the convertible notes but, with respect to the Inphi 2025 Convertible Notes, do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. For the Inphi 2021 Convertible Notes, we elected the fair value option and carry the Inphi 2021 Convertible Notes at fair value. We hold capped calls in connection with the convertible notes. The capped calls provide for variable cash settlement based on our stock price. The capped calls qualify as derivatives and, accordingly, we measure the capped calls at fair value, with changes in fair value reported in earnings. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

We currently carry debt that relies on LIBOR as the benchmark rate. LIBOR is expected to be phased out as a benchmark rate starting at the end of 2021. To the extent LIBOR ceases to exist, the 2020 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at May 1, 2021, aside from cash and cash equivalents.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, a percentage of our international operational expenses are denominated in foreign currencies and exchange volatility could positively or negatively impact those operating costs. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. We do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by approximately 2%.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 1, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

Limitation on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies” as set forth in “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

Item 1A. Risk Factors

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common shares. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, infrastructure, semiconductor and related industries and end markets. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common shares could decline due to the occurrence of any of these risks, and you could lose all or part of your investment.

SUMMARY OF FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

•risks related to the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our customers, suppliers, employees and business;
•risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi merger and other strategic transactions;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the production of our products, and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to changes in general economic conditions, such as the impact of Brexit on the economy in the E.U., political conditions, such as the recent tariffs and trade restrictions with China and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;
•risks related to our debt obligations;
•risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third-parties;
•risks related to cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;
•risks related to the effects of any future acquisitions, divestitures or significant investments;
•risks related to the highly competitive nature of the end markets we serve, particularly within the semiconductor and infrastructure industries;
•risks related to our dependence on a few customers for a significant portion of our revenue;
•risks related to our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
•risks related to our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on our manufacturing partners to produce our products;
•risks related to our ability to realize anticipated synergies in connection with our acquisitions and our loss of synergies in connection with our divestitures;

•risks related to any current and future litigation and regulatory investigations that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the Cloud and infrastructure markets;
•risks related to failures to qualify our products or our suppliers’ manufacturing lines;
•risks related to our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to failures to protect our intellectual property, particularly outside the U.S.;
•risks related to the potential impact of a significant natural disaster, including earthquakes, fires, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our ability to attract, retain and motivate a highly skilled workforce, especially managerial, engineering, sales and marketing personnel;
•risks related to severe financial hardship or bankruptcy of one or more of our major customers; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs.

Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. Our stock is traded on the Nasdaq stock exchange under the ticker symbol “MRVL”. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CORONAVIRUS (COVID-19) PANDEMIC

We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.

Although many countries have vaccinated large segments of their population, COVID-19 continues to disrupt business activities, trade, and supply chains in many countries, particularly in Asia and India. We expect these impacts to continue for the foreseeable future.

Our business has been, and will continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health measures have caused disruption to our global operations and sales. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.

In addition to operational and customer impacts, the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on the economies and financial markets of many countries including an economic downturn, which has affected and may in the future affect demand for our products and impact our operating results in both the near and long term. There can be no assurance that any decreases in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods.

We have experienced and expect to continue to experience disruptions to our business operations resulting from work from home, quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs, innovate, work together in teams and collaborate and such disruptions could impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. See the Risk Factor entitled “If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.” These disruptions may also impact our ability to win in time sensitive competitive bidding selection processes. See the Risk Factor entitled “We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.” In addition, work from home, quarantines, self-isolations, home schooling, continuing macroeconomic related uncertainty or caring for family members may result in heavy psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. See the Risk Factor entitled “We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.”

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. See the Risk Factor entitled “There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Delaware Law may require us to defer payment of declared dividends or suspend share repurchases.”

We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic.

Our efforts to manage these impacts may be unsuccessful, and the ultimate impact of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of the COVID-19 pandemic, the availability, widespread distribution and use of safe and effective vaccines and the actions taken to contain its spread and mitigate its public health and economic effects. Due to the uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.

The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A ″Risk Factors‴ section.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR MERGER WITH INPHI

Our acquisition of Inphi involves a number of risks, including, among others, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risks associated with the reactions of customers, suppliers and employees.

On April 20, 2021, we completed our acquisition of Inphi. In connection with the transaction, Marvell Technology Group Ltd. became as a wholly owned subsidiary of the Company and Inphi became a wholly owned subsidiary of the Company (collectively, these two transactions are referred to as the "Mergers"). In addition, as a result of the transaction, the Company is domiciled in the United States.

The incurrence of substantial indebtedness in connection with the financing of the Mergers has reduced our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

The benefits we expect to realize from the Mergers will depend, in part, on our ability to integrate the businesses successfully and efficiently.

Furthermore, uncertainties with respect to integration related to the Mergers may cause our current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us; delay or defer other decisions concerning us; or otherwise seek to change the terms on which they do business with us. Any of the above could harm us, and thus decrease the benefits we expect to receive from the Mergers.

The Mergers may also result in significant charges or other liabilities, including taxes, that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with the acquisition and/or integration of the business and operations of Marvell and Inphi. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.

Failure to successfully integrate the businesses of Marvell and Inphi in the expected time frame may adversely affect our future results.

We entered into the Merger Agreement with Inphi with the expectation that the Mergers will result in various benefits to us, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, the businesses of Marvell and Inphi must be successfully integrated. Historically, Marvell and Inphi have been independent companies, and they were operated as such until the completion of the Mergers. The integration may be complex and time consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating the operations of Marvell and Inphi, integrating the technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies and retaining key personnel. If the companies are not successfully integrated, the anticipated benefits of the Mergers may not be realized fully or at all or may take longer to realize than expected.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR STRATEGIC TRANSACTIONS

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy has included in the past, as discussed below, and may continue to include in the future identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities.

For example:

•On September 19, 2019, we completed the acquisition of Aquantia Corp. (“Aquantia”);

•On November 5, 2019, we completed the acquisition of Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GlobalFoundries (“Avera”);

•On December 6, 2019, we sold NXP USA, Inc. certain assets related to our Wi-Fi Connectivity business; and

•On April 20, 2021, we completed the acquisition of Inphi.

Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges. Any acquired business, technology, service or product could significantly underperform relative to our expectations and may not achieve the benefits we expect on a timely basis or at all. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives.

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner or at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions, or parts of these transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other approvals; disputes or litigation; or difficulties obtaining financing for the transaction.

If we fail to complete a transaction, we may nonetheless have incurred significant expenses in connection with such transaction. Failure to complete a pending transaction may result in negative publicity and a negative perception of us in the investment community.

For all these reasons, our pursuit of an acquisition, investment, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

Recent or potential future acquisitions involve a number of risks, including, among others, those associated with our use of a significant portion of our cash and other financial risks and integration risks.

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium, which was completed in fiscal year 2019. In fiscal year 2020, we used cash and indebtedness to finance our acquisition of Aquantia and indebtedness to finance our acquisition of Avera. As of December 11, 2019, we repaid the entire amount of the indebtedness related to the Aquantia and Avera acquisitions. In addition, we used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Inphi, which was completed in fiscal year 2022. Our use of cash to fund our current and future acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the financing agreements in connection with our outstanding indebtedness contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. Our indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

WE ARE VULNERABLE TO PRODUCT DEVELOPMENT AND MANUFACTURING-RELATED RISKS

We rely on our manufacturing partners for the manufacture, assembly and testing of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we currently rely on several third-party manufacturing partners to produce our products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly and testing facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of most of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by pandemics or other actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In the case of such an event, our revenue, cost of goods sold and results of operations would be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply

The ability of each of our manufacturing partners to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main manufacturing partners may induce our them to reallocate capacity to those customers. Our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

For example, in response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have in the past, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy the increase in demand for some of our products.

While we attempt to create multiple sources for our products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in our revenue, net income and cash flow. In addition, our testing and assembly partners may be single sourced and it may be difficult for us to transition to other partners for these services.

In order to secure sufficient capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with our manufacturing partners or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with, or loans to, such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

Recent supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs during 2020, and these supply constraints are currently expected to continue throughout calendar 2021. Of these shortages, ABF substrates are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by pandemics or other actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability.

Uncertain Yields and Quality

The fabrication of integrated circuits is a complex and technically demanding process. Our technology is transitioning from planar to FINFET transistors. This transition may result in longer qualification cycles and lower yields. Our manufacturing partners have from time to time experienced manufacturing defects and lower manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our partners, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See also, “Costs related to defective products could have a material adverse effect on us.”

To the extent that we rely on outside manufacturing partners, we may have a reduced ability to directly control product delivery schedules and quality assurance, which could result in product shortages or quality assurance problems that could delay shipments or increase costs.

Commodity Prices

We are also subject to risk from fluctuating market prices of certain commodity raw materials, including gold and copper, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities.

We may experience increased actual and opportunity costs as a result of our transition to smaller geometry process technologies.

In order to remain competitive, we have transitioned, and expect to continue to transition, our semiconductor products to increasingly smaller line width geometries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We also evaluate the costs of migrating to smaller geometry process technologies including both actual costs such as increased mask costs and wafer costs and increased costs related to EDA tools and the opportunity costs related to the technologies we choose to forego. These transitions are imperative for us to be competitive with the rest of the industry and to target some of our product development in high growth areas to these advanced nodes, which has resulted in significant initial design and development costs.

We have been, and may continue to be, dependent on our relationships with our manufacturing partners to transition to smaller geometry processes successfully. We cannot ensure that the partners we use will be able to effectively manage any future transitions. If we or any of our partners experience significant delays in a future transition or fail to efficiently implement a transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.

As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our results of operations, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.

One of our primary focuses is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ products. We devote significant time and resources in working with our customers’ system designers to understand their future needs and to provide products that we believe will meet those needs and these bid selection processes can be lengthy. If a customer’s system designer initially chooses a competitor’s product, it becomes significantly more difficult for us to sell our products for use in that system because changing suppliers can involve significant cost, time, effort and risk for our customers. Thus, our failure to win a competitive bid can result in our foregoing revenues from a given customer’s product line for the life of that product. In addition, design opportunities may be infrequent or may be delayed. Our ability to compete in the future will depend, in large part, on our ability to design products to ensure compliance with our customers’ and potential customers’ specifications. We expect to invest significant time and resources and to incur significant expenses to design our products to ensure compliance with relevant specifications.

We often incur significant expenditures in the development of a new product without any assurance that our customers’ system designers will select our product for use in their applications. We often are required to anticipate which product designs will generate demand in advance of our customers expressly indicating a need for that particular design. Even if our customers’ system designers select our products, a substantial period of time will elapse before we generate revenues related to the significant expenses we have incurred.

The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs,

•it can take from six months to three years from the time our products are selected to commence commercial shipments; and

•our customers may experience changed market conditions or product development issues. The resources devoted to product development and sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory if we have produced product in anticipation of expected demand. We may spend resources on the development of products that our customers may not adopt. If we incur significant expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

Additionally, even if system designers use our products in their systems, we cannot assure you that these systems will be commercially successful or that we will receive significant revenue from the sales of our products for those systems. As a result, we may be unable to accurately forecast the volume and timing of our orders and revenues associated with any new product introductions.

Additionally, failure of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs may harm our financial results. See also, “Research and Development” under Results of Operations.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.

Our future success will depend on our ability to develop and introduce new products and enhancements to our existing products that address customer requirements, in a timely and cost-effective manner and are competitive as to a variety of factors. For example, for our products addressing the 5G market, we must successfully identify customer requirements and design, develop and produce products on time that compete effectively as to price, functionality and performance. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex and, due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

Our ability to adapt to changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We may also have to incur substantial unanticipated costs to comply with these new standards. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully and in a timely manner. Even if we and our customers introduce new and enhanced products to the market, those products may not achieve market acceptance.

Some of our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying these products with a customer, our business and operating results would suffer.

Prior to purchasing our products, some of our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

Costs related to defective products could have a material adverse effect on us.

From time to time, we have experienced hardware and software defects and bugs associated with the introduction of our highly complex products. Despite our testing procedures, we cannot ensure that errors will not be found in new products or releases after commencement of commercial shipments in the future. Such errors could result in:

•loss of or delay in market acceptance of our products;

•material recall and replacement costs;

•delay in revenue recognition or loss of revenue;

•writing down the inventory of defective products;

•the diversion of the attention of our engineering personnel from product development efforts;

•our having to defend against litigation related to defective products or related property damage or personal injury; and

•damage to our reputation in the industry that could adversely affect our relationships with our customers.

In addition, the process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources. We may have difficulty identifying the end customers of the defective products in the field, which may cause us to incur significant replacement costs, contract damage claims from our customers and further reputational harm. Any of these problems could materially and adversely affect our results of operations.

Despite our best efforts, security vulnerabilities may exist with respect to our products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm our business and reputation.

We rely on third-party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

From time to time, we enter into relationships with distributors and manufacturers’ representatives to sell our products, and we are unable to predict the extent to which these partners will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives also market and sell competing products, and may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain or attract quality distributors or manufacturers’ representatives, our sales and results of operations will be harmed.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political and economic policies of the U.S. government in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business.

Regulatory activity, such as tariffs, export controls, economic sanctions and vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, addition of companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products, adding to the already challenging macroeconomic environment. Sales to an increasing number of our customers require licenses in order for us to export our products; there can be no assurances that such licenses will be approved by the U.S. Government. For example, we have recently received notices from the U.S. government that it intends to deny some of our requests for licenses. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government has adopted a new law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. So far in calendar 2021, new restrictions have been implemented which may further impact our business. If export restrictions related to Chinese customers are sustained for a long period of time, or increased, or if other export restrictions are imposed, including restrictions on trade with other countries, it will have an adverse impact on our revenues and results of operations.

We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Customers in China can generally cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade restrictions are in effect. See also, risk Factor entitled “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.” In addition, customers in China that may be subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not subject to the U.S. tariffs and trade restrictions.

Changes to U.S. or foreign tax, trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The new U.S. presidential administration’s policy goals are not fully understood yet, but such policies may include some changes to the status quo, which may cause damage to our business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly and test subcontractors are located in the Pacific Rim region. As a result, disruptions affecting the operations of our suppliers in Taiwan, whether political, military or natural disasters will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 80% and 79% of our net revenue in the three months ended May 1, 2021 and May 2, 2020, respectively.

We also have substantial operations outside of the United States. These operations are directly influenced by the political and economic conditions of the region in which they are located and, with respect to Israel, possible military hostilities periodically affecting the region that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods.

Accordingly, we are subject to risks associated with international operations, including:

•the rise or spread of global pandemics or actual or threatened public health emergencies such as the COVID-19 pandemic on our operations, employees, customers and suppliers;

•political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•volatile global economic conditions, including downturns in which some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin;

•compliance with domestic and foreign export and import regulations, including pending changes thereto, and difficulties in obtaining and complying with domestic and foreign export, import and other governmental approvals, permits and licenses;

•local laws and practices that favor local companies, including business practices in which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•difficulties in staffing and managing foreign operations;

•natural disasters, including earthquakes, fires, tsunamis and floods;

•trade restrictions, higher tariffs, worsening trade relationship between the United States and China, or changes in cross border taxation, particularly in light of the tariffs imposed by the prior U.S. presidential administration;

•transportation delays;

•difficulties of managing distributors;

•less effective protection of intellectual property than is afforded to us in the United States or other developed countries;

•inadequate local infrastructure; and

•exposure to local banking, currency control and other financial-related risks.

As a result of having global operations, the sudden disruption of the supply chain and/or disruption of the manufacture of our customer’s products caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products.

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs, or where our third-party manufacturers have significant costs, will increase the cost of such operations which could harm our results of operations.

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

Unfavorable or uncertain conditions in the 5G and Cloud markets may cause fluctuations in our rate of revenue growth or financial results.

Markets for our 5G and Cloud products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, particularly in light of the impacts of the COVID-19 pandemic and potential global recession resulting therefrom, overall spending on our 5G and Cloud products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems or Cloud systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G and Cloud are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets.

Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2021, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our two largest customers, including this distributor, represented 22% of our net revenue for the year ended January 30, 2021. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

If we are unable to increase the number of large customers in key markets, then our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•a significant portion of our sales are made on a purchase order basis, which allows our customers to cancel, change or delay product purchase commitments with relatively short notice to us;

•customers may purchase similar products from our competitors;

•customers may discontinue sales or lose market share in the markets for which they purchase our products;

•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties;

•customers may be subject to severe business disruptions, including, but not limited to, those driven by financial instability, actual or threatened pandemics, such as the COVID-19 pandemic, or public health emergencies or other global or regional macroeconomic developments; or

•customers may consolidate (for example, Western Digital acquired SanDisk in 2017, and Toshiba Corporation sold control of a portion of its semiconductor business in 2018), which could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders.

We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet that demand which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. Due to their inability to predict demand or other reasons, some of our customers may accumulate excess inventories and, as a consequence, defer purchase of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our customer’s product development processes, which may include extensive qualification and testing of components included in their products, including ours. In many cases, they design their products to use components from multiple suppliers. This creates the risk that our customers may decide to cancel or change product plans for products incorporating our integrated circuits prior to completion, which makes it even more difficult to forecast customer demand.

Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. We have a limited ability to predict the timing of a supply chain correction. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations. See also, “We rely on our manufacturing partners for the manufacture, assembly and testing of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.

If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. The risk of obsolescence and/or excess inventory is heightened for devices designed for consumer electronics due to the rapidly changing market for these types of products. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

We operate in intensely competitive markets. Our failure to compete effectively would harm our results of operations.

The semiconductor industry, and specifically the storage, networking and infrastructure markets, is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

Some of our competitors may be better situated to meet changing customer needs and secure design wins. Increasing competition in the markets in which we operate may negatively impact our revenue and gross margins. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match.

We also may experience discriminatory or anti-competitive practices by our competitors that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. In addition, some of these competitors may use their market power to dissuade our customers from purchasing from us. For example, certain U.S. and E.U. regulators are currently investigating whether a competitor may have abused its dominant market position to harm competition by forcing customers to deal with it exclusively, bundling its various semiconductors with other products, or by distorting the market by using illegal rebates.

In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do.

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies on April 27, 2020 and Infineon acquired Cypress Semiconductors on April 16, 2020. In July 2020, Analog Devices Inc. announced its intent to merge with Maxim Integrated Products Inc. In September 2020, NVIDIA announced its intent to acquire Arm Limited. We license technology from Arm Limited that is included in a majority of our products and would be adversely impacted if the pricing for, or availability of, the relevant technology is changed in an adverse manner as a result of this transaction. In October 2020, AMD announced its intent to acquire Xilinx, Inc. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time and shifts in our product mix as well as the price increase of certain components and testing and assembly.

The products we develop and sell are primarily used for high-volume applications. As a result, the prices of those products have historically decreased rapidly. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

To attract new customers or retain existing customers, we may offer certain price concessions to certain customers, which could cause our average selling prices and gross margins to decline. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect that we will continue to have to reduce prices of existing products in the future. Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margins than we earn in our established businesses. If we are successful in growing revenue in these markets, our overall gross margin may decline. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result may harm our financial results.

Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted by increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates as well as excess inventory and inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities. For example, recent supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.

Entry into new markets, such as markets with different business models, as a result of our acquisitions may reduce our gross margin and operating margin. For example, the Avera business uses an ASIC model to offer end-to-end solutions for IP, design team, Fab & packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE (non-recurring engineering) costs that customers pay based on the completion of milestones. Our operating margin may decline if our customers do not agree to pay for NREs or if they do not pay enough to cover the costs we incur in connection with NREs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred.

CHANGES IN OUR EFFECTIVE TAX RATE MAY REDUCE OUR NET INCOME

Changes in existing taxation benefits, rules or practices may adversely affect our financial results.

As a result of the closing of the transaction with Inphi, the Company is now domiciled in the United States. Therefore, the income from all foreign subsidiaries is now subject to the US provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires for GILTI income to be included in the taxable income of US entities. The US currently has a federal tax rate of 21%, and that federal income tax rate could be increased in the future by the current Congress and presidential administration, which has proposed raising it to as high as 28%. This proposed increased tax rate could cause our overall effective tax rate to increase significantly versus our effective tax rate when we were a Bermuda-domiciled company, which could materially impact our financial results, including our earnings and cash flow.

Changes in existing taxation benefits, rules or practices may also have a significant effect on our reported results. Both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations.

In addition, in prior years, we have entered into incentive agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, our Singapore subsidiary qualifies for the Development and Expansion Incentive until June 2024, which is effective until June 2024, and generally can be extended. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to, and has certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdictions. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations could be harmed.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in some of the countries in which we do business. We can provide no assurance that changes in tax laws and additional investigations as a result of this project would not have an adverse tax impact on our international operations. In addition, the European Union (“EU”) has initiated its own measures along similar lines. In December 2017, the EU identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered to have a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. To avoid EU “blacklisting”, both Bermuda and Cayman Islands introduced new legislation in December 2018, which came into force on January 1, 2019. These laws required Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda to comply with the economic substance requirements. It is still not clear how the Bermuda and Cayman Islands authorities will interpret and enforce these new rules. To the extent that we are required to maintain more of a presence in Bermuda or the Cayman Islands, such requirements will increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions.

In addition, in a prior period, the Company transferred certain intellectual property to a related entity in Singapore. The impact to the Company was determined based on our determination of the fair value of this property, which required management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. In a future period, local tax authorities may challenge the fair value determinations made by the Company, which could adversely impact our expected tax benefits from this transaction.

Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes might include changes in tax law or regulations, changes to our geographic mix of earnings, changes in the valuation of deferred tax assets and liabilities, discrete items, changes in our supply chain and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to future profitability and taxable income in Singapore, audit assessments, and changes in applicable tax law. Our current corporate effective tax rate fluctuates significantly from period to period, and is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions.

WE ARE SUBJECT TO RISKS RELATED TO OUR DEBT OBLIGATIONS

Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement provided for a $900.0 million Term Loan (the “2018 Term Loan”). During the first quarter of fiscal 2022, the entire outstanding principal balance of the 2018 Term Loan was repaid in full and the 2018 Credit Agreement was terminated. See “Note 5 - Debt” for discussion of the debt financing in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K.

We paid the cash portion of the consideration for the Mergers and other fees and expenses required to be paid in connection with the Mergers from cash on hand and borrowings. On the closing date of the Mergers, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3 Year Term Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Term Loan,” and collectively with the 3-Year Term Loan, the “2020 Term Loan Facility”). The 2020 Term Loan Facility is evidenced by a credit agreement, dated December 7, 2020 (the “2020 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. In addition to the 2020 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (“Revolving Credit Agreement” and together with the 2020 Term Loan Agreement, the “Credit Agreements”), which provides for a $750 million revolving credit facility.

The commitments for the $2.5 billion senior 364-day bridge term loan facility (the “Bridge Facility”), as evidenced by a commitment letter (the “Bridge Commitment Letter”) dated as of October 29, 2020, with JPMorgan Chase Bank, N.A. (“JPMorgan”), and the other financial institutions that have joined thereto, terminated in full on the closing date of the Mergers.

On June 22, 2018, we completed a public offering of (i) $500.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 4.875% Senior Notes due 2028 (the “2028 Notes” and, together with the 2023 Notes, the “Senior Notes”). On May 4, 2021, the Company completed exchange offers for approximately $434 million in aggregate principal amount of our 2023 Notes and approximately $479 million in aggregate principal amount of our 2028 Notes, and such Senior Notes were subsequently cancelled. We are obligated to pay interest on the outstanding Senior Notes on June 22 and December 22 of each year. The 2023 Notes will mature on June 22, 2023 and the 2028 Notes will mature on June 22, 2028.

Our indebtedness could have important consequences to us including:

•increasing our vulnerability to adverse general economic and industry conditions;

•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•exposing us to interest rate risk to the extent of our variable rate indebtedness; and

•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

Although the Credit Agreements contain restrictions on our ability to incur additional indebtedness and the indenture governing the Senior Notes contains restrictions on creating liens and entering into certain sale-leaseback transactions, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, liens or sale-leaseback transactions incurred in compliance with these restrictions could be substantial.

The Credit Agreements and the indenture governing the Senior Notes contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

We may not be able to access cash or to incur additional indebtedness if the COVID-19 pandemic causes the closure of banks for an extended period of time or if there is a sudden increase in requests for indebtedness at one time by many potential borrowers which could overwhelm the banking industry.

Adverse changes to our debt ratings could negatively affect our ability to raise additional capital.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the Term Loan will vary based on the applicable public ratings assigned to the collateralized, long-term indebtedness for borrowed money by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC, Fitch’s and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

The Credit Agreements and the indenture governing the Senior Notes impose restrictions on our business.

The Credit Agreements and the indenture governing the Senior Notes each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreements and the indenture governing the Senior Notes. Our ability to meet the leverage ratio set forth in the Credit Agreements may be affected by events beyond our control.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our Credit Agreements or to the indenture governing the Senior Notes if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

We may be unable to generate the cash flow to service our debt obligations.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the outstanding Senior Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the outstanding Senior Notes) or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.

We may, under certain circumstances, be required to repurchase the outstanding Senior Notes at the option of the holder.

We are required to repurchase the outstanding Senior Notes at the option of each holder upon the occurrence of a change of control repurchase event as defined in the indenture governing the Senior Notes. However, we may not have sufficient funds to repurchase the outstanding Senior Notes in cash at the time of any change of control repurchase event. Our failure to repurchase the outstanding Senior Notes upon a change of control repurchase event would be an event of default under the indenture governing the Senior Notes and could cause a cross-default or acceleration under certain future agreements governing our other indebtedness. The repayment obligations under the Senior Notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the outstanding Senior Notes prior to their scheduled maturity, it could have a negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

WE ARE SUBJECT TO RISKS RELATED TO OUR ASSETS

We are exposed to potential impairment charges on certain assets.

We had approximately $11.0 billion of goodwill and $6.6 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of May 1, 2021. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

Factors we consider important in the qualitative assessment which could trigger a goodwill impairment review include: significant underperformance relative to historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; a significant decline in our stock price for a sustained period; and a significant change in our market capitalization relative to our net book value.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

For example, during the second quarter of fiscal year 2021 ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition during the quarter of $119.0 million of restructuring related charges associated with the server processor product line.

We have determined that our business operates as a single operating segment with two primary components (Storage and Networking), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we could have an impairment of goodwill in one or more of such future reporting units.

In addition, from time to time, we have made investments in private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. If the operations of any businesses that we have acquired declines significantly, we could incur significant intangible asset impairment charges. Impairment charges could have a material impact on our results of operations in any period.

We are subject to the risks of owning real property.

Our buildings in Santa Clara, California and Shanghai, China subject us to the risks of owning real property, which include, but are not limited to:

•the possibility of environmental contamination and the costs associated with remediating any environmental problems;

•adverse changes in the value of these properties due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•the potential disruption of our business and operations arising from or connected with a relocation due to moving to or renovating the facility;

•increased cash commitments for improvements to the buildings or the property, or both;

•increased operating expenses for the buildings or the property, or both;

•possible disputes with third parties related to the buildings or the property, or both;

•failure to achieve expected cost savings due to extended non-occupancy of a vacated property intended to be leased; and

•the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and/or other natural disasters.

WE ARE SUBJECT TO IP RISKS AND RISKS ASSOCIATED WITH LITIGATION AND REGULATORY PROCEEDINGS

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

We believe one of our key competitive advantages results from the collection of proprietary technologies we have developed and acquired since our inception, and the protection of our intellectual property rights is, and will continue to be, important to the success of our business. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past. To the extent that any third party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.

We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We may also be required to license some of our patents to others including competitors as a result of our participation in and contribution to development of industry standards. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in jurisdictions where the laws may not protect our proprietary rights as fully as in the United States or other developed countries. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations. We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our confidential information including our intellectual property. Despite our efforts, we may be subject to breach of these security systems and controls which may result in unauthorized access to our facilities and labs and/or unauthorized use or theft of the confidential information and intellectual property we are trying to protect. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

Certain of our software, as well as that of our customers, may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Open source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated which could adversely impact our business and results of operations.

We must comply with a variety of existing and future laws and regulations that could impose substantial costs on us and may adversely affect our business.

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our suppliers, vendors and distributors. To the extent such third parties don’t comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For example, a significant portion of our revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, may increase our cost of doing business internationally and impact our revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements.

In connection with some of our acquisitions, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) where we have agreed to implement certain cyber security, physical security and training measures and supply agreements to protect national security. A portion of the business we acquired in the Avera acquisition requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were previously organized in Bermuda, we have entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the Avera business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. As a result of the transaction with Inphi, we are now domiciled in the United States. As a result, we are requesting to be released from some of the above obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.

We are a party to certain contracts with the U.S. government or its subcontractors. Our contracts with government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 10 - Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we may be currently engaged.

In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

From time to time, our subsidiaries and customers receive, and may continue to receive in the future, standards-based or other types of infringement claims, as well as claims against us and our subsidiaries’ proprietary technologies. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys’ fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

•stop selling, offering for sale, making, having made or exporting products or using technology that contains the allegedly infringing intellectual property;

•limit or restrict the type of work that employees involved in such litigation may perform for us;

•pay substantial damages and/or license fees and/or royalties to the party claiming infringement or other license violations that could adversely impact our liquidity or operating results;

•attempt to obtain or renew licenses to the relevant intellectual property, which licenses may not be available on reasonable terms or at all; and

•attempt to redesign those products that contain the allegedly infringing intellectual property.

Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses for current and former directors and officers. See also, “Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.” Additionally, from time to time, we have agreed to indemnify select customers for claims alleging infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our results of operations may be harmed.

The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. Litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of our business and damage to our reputation or relationship with third parties, which could materially and adversely affect our business, financial condition, results of operations, cash flows and stock price.

WE ARE SUBJECT TO CYBERSECURITY RISKS

Cybersecurity risks could adversely affect our business and disrupt our operations.

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. Cyber-attacks on us may include viruses and worms, phishing attacks, and denial-of-service attacks. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.

We have implemented processes for systems under our control intended to mitigate risks; however, we can provide no guarantee that those risk mitigation measures will be effective. While we have historically been successful in defending against cyber-attacks and breaches, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

The Company’s business also requires it to share confidential information with suppliers and other third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures may not always be effective and data breaches, losses or other unauthorized access to or releases of confidential information may occur and could materially adversely affect the Company’s reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.

To the extent that any system failure, accident or security breach results in material disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected.

GENERAL RISK FACTORS

We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. Our ability to attract and retain qualified personnel also depends on how well we maintain a strong workplace culture that is attractive to employees. Changes to United States immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts.

We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The impact on employee morale experienced in connection with our restructuring efforts could make it more difficult for us to add to our workforce when needed due to speculation regarding our future restructuring activities. In addition, as a result of our acquisitions and divestiture, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.

There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Delaware Law may require us to defer payment of declared dividends or suspend share repurchases.

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1.0 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of May 1, 2021. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. Although share repurchases were temporarily suspended during this time, as of May 1, 2021, there was $564.5 million remaining available for future share repurchases of the authorization. We will continue to evaluate business conditions to decide when we can restart the share repurchase program.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. For example, we incurred significant indemnification expenses in connection with the Audit Committee’s independent investigation completed in March 2016 and related stockholder litigation and government investigations. In connection with some of these matters, we were required to, or we otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.

We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters.

Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

As we carry only limited insurance coverage, any incurred liability resulting from uncovered claims could adversely affect our financial condition and results of operations.

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, including the COVID-19 pandemic, or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

If we were classified as a passive foreign investment company, there would be adverse tax consequences to U.S. holders of our ordinary shares.

If we were classified as a “passive foreign investment company” or “PFIC” under section 1297 of the Internal Revenue Code, of 1986, as amended (the “Code”), for any taxable year during which a U.S. holder holds ordinary shares, such U.S. holder generally would be taxed at ordinary income tax rates on any gain realized on the sale or exchange of the ordinary shares and on any “excess distributions” (including constructive distributions) received on the ordinary shares. Such U.S. holder could also be subject to a special interest charge with respect to any such gain or excess distribution.

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for fiscal year 2020 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2021, Inphi Corporation, a wholly owned subsidiary of the Company, delivered an aggregate of 7.1 million newly issued shares of common stock of the Company, to a limited number of holders of Inphi’s outstanding 0.75% Convertible Senior Notes due 2021 and outstanding 0.75% Convertible Senior Notes due 2025 pursuant to separate, privately negotiated exchange agreements. These shares were delivered in exchange for approximately $9.6 million in aggregate principal amount of the 2021 Notes and $199.5 million in aggregate principal amount of the 2025 Notes. Following the settlement of the exchanges, the Notes delivered to Inphi pursuant to the exchange agreements were cancelled. These shares were offered and sold, pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. In addition, during the first quarter of fiscal year 2022, the Company issued an aggregate of 2.5 million shares of common stock to certain holders of the Notes that elected to voluntarily convert the principal amount of the Notes pursuant to the terms and conditions of the Indentures governing the Notes. The common stock issued as a result of these conversions was issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. As a result, the Company did not repurchase any shares during the three months ended May 1, 2021. Although share repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	001-40357	2.1	10/30/2020
3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021
3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021
4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021
4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021
4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.1	4/12/2021
4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	001-40359	4.2	4/12/2021
4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	001-40359	4.3	4/12/2021
4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.4)	8-K	001-40359	4.4	4/12/2021
4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit B to Exhibit 4.4)	8-K	001-40359	4.5	4/12/2021
4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/12/2021
4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.8)	8-K	001-40357	4.3	4/12/2021
4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.8)	8-K	001-40357	4.4	4/12/2021
4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	001-40357	4.1	4/19/2021
10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021
10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.1	12/8/2020
10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	001-40357	10.3	12/8/2020
10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021
10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	001-40357	10.1	4/12/2021
10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	001-40357	4.1	4/20/2021
10.8#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) (as amended and restated as of April 2, 2021)	S-8	001-40357	4.2	4/20/2021
10.9#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	001-40357	4.3	4/20/2021
10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.1	12/4/2019
10.11	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.2	12/4/2019
10.12	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.3	12/4/2019
10.13	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.6	12/4/2019
10.14	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.5	12/4/2019
10.15	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.4	12/4/2019
10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	001-40357	4.10	4/20/2021
10.17#	Offer letter with Loi Nguyen				Filed herewith
10.18#	Offer letter with Nariman Yousefi				Filed herewith
10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016
10.20#	Fiscal Year 2022 Named Executive Officer Compensation				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: June 9, 2021	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)