Form 10-Q
period 2021-07-31
Marvell Technology, Inc.
filed 2021-08-27
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of August 20, 2021 was 823.6 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	July 31, 2021	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$559,617	$748,467
Accounts receivable, net	785,611	536,668
Inventories	459,532	268,228
Prepaid expenses and other current assets	103,717	63,782
Total current assets	1,908,477	1,617,145
Property and equipment, net	433,091	326,125
Goodwill	10,976,443	5,336,961
Acquired intangible assets, net	6,285,388	2,270,700
Deferred tax assets	517,123	672,424
Other non-current assets	718,110	541,569
Total assets	$20,838,632	$10,764,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370,502	$252,419
Accrued liabilities	519,214	435,616
Accrued employee compensation	153,327	189,421
Short-term debt	41,390	199,641
Total current liabilities	1,084,433	1,077,097
Long-term debt	4,662,844	993,170
Other non-current liabilities	350,158	258,853
Total liabilities	6,097,435	2,329,120
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.002 par value	1,646	1,350
Additional paid-in capital	13,090,669	6,331,013
Retained earnings	1,648,882	2,103,441
Total stockholders’ equity	14,741,197	8,435,804
Total liabilities and stockholders’ equity	$20,838,632	$10,764,924
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net revenue	$1,075,881	$727,297	$1,908,160	$1,420,938
Cost of goods sold	704,051	368,041	1,118,189	734,780
Gross profit	371,830	359,256	789,971	686,158
Operating expenses:
Research and development	367,043	277,139	653,143	556,723
Selling, general and administrative	259,161	112,794	460,627	234,821
Restructuring related charges	12,294	120,590	25,180	141,877
Total operating expenses	638,498	510,523	1,138,950	933,421
Operating loss	(266,668)	(151,267)	(348,979)	(247,263)
Interest income	150	577	372	1,635
Interest expense	(33,814)	(15,635)	(68,955)	(32,465)
Other income (loss), net	(1,654)	(440)	(431)	3,314
Interest and other income (loss), net	(35,318)	(15,498)	(69,014)	(27,516)
Loss before income taxes	(301,986)	(166,765)	(417,993)	(274,779)
Benefit for income taxes	(25,558)	(8,872)	(53,323)	(3,853)
Net loss	$(276,428)	$(157,893)	$(364,670)	$(270,926)

Net loss per share - basic	$(0.34)	$(0.24)	$(0.48)	$(0.41)

Net loss per share - diluted	$(0.34)	$(0.24)	$(0.48)	$(0.41)

Weighted-average shares:
Basic	821,062	667,574	757,205	665,541
Diluted	821,062	667,574	757,205	665,541
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net loss	$(276,428)	$(157,893)	$(364,670)	$(270,926)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	—	(418)	—	450
Other comprehensive income (loss), net of tax	—	(418)	—	450
Comprehensive loss, net of tax	$(276,428)	$(158,311)	$(364,670)	$(270,476)
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 30, 2021	675,402	$1,350	$6,331,013	$2,103,441	$8,435,804
Issuance of common stock in connection with equity incentive plans	2,179	5	505	—	510
Tax withholdings related to net share settlement of restricted stock units	—	—	(68,416)	—	(68,416)
Share-based compensation	—	—	92,705	—	92,705
Common stock issued to Inphi common stockholders	128,030	256	5,871,869	—	5,872,125
Stock consideration for Inphi accelerated awards	1,192	3	39,058	—	39,061
Equity related issuance cost	—	—	(8,177)	—	(8,177)
Replacement equity awards attributable to pre-acquisition service	—	—	82,346	—	82,346
Conversion feature of convertible notes	—	—	244,155	—	244,155
Impact of repurchases of convertible notes	7,115	14	234,333	—	234,347
Conversion of convertible notes to common stock	2,502	5	59,704	—	59,709
Cash dividends declared and paid ($0.06 per share)	—	—	—	(40,557)	(40,557)
Net loss	—	—	—	(88,242)	(88,242)
Balance at May 1, 2021	816,420	1,633	12,879,095	1,974,642	14,855,370
Issuance of common stock in connection with equity incentive plans	2,947	5	40,168	—	40,173
Tax withholdings related to net share settlement of restricted stock units	—	—	(41,928)	—	(41,928)
Share-based compensation	—	—	122,322	—	122,322
Common stock issued to Inphi common stockholders	145	—	6,625	—	6,625
Conversion of convertible notes to common stock	3,865	8	84,387	—	84,395
Cash dividends declared and paid ($0.06 per share)	—	—	—	(49,332)	(49,332)
Net loss	—	—	—	(276,428)	(276,428)
Balance at July 31, 2021	823,377	$1,646	$13,090,669	$1,648,882	$14,741,197

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 1, 2020	663,481	$1,328	$6,135,939	$—	$2,541,313	$8,678,580
Issuance of common stock in connection with equity incentive plans	2,993	5	5,466	—	—	5,471
Tax withholdings related to net share settlement of restricted stock units	—	—	(31,498)	—	—	(31,498)
Share-based compensation	—	—	60,199	—	—	60,199
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,763)	(39,763)
Net loss	—	—	—	—	(113,033)	(113,033)
Other comprehensive income	—	—	—	868	—	868
Balance at May 2, 2020	665,223	$1,330	$6,144,907	$868	$2,388,517	$8,535,622
Issuance of common stock in connection with equity incentive plans	4,794	10	42,763	—	—	42,773
Tax withholdings related to net share settlement of restricted stock units	—	—	(25,212)	—	—	(25,212)
Share-based compensation	—	—	62,784	—	—	62,784
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(40,119)	(40,119)
Net loss	—	—	—	—	(157,893)	(157,893)
Other comprehensive loss	—	—	—	(418)	—	(418)
Balance at August 1, 2020	670,017	$1,340	$6,225,242	$450	$2,190,505	$8,417,537
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net loss	$(364,670)	$(270,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118,085	102,088
Share-based compensation	206,832	122,273
Amortization of acquired intangible assets	405,311	224,501
Amortization of inventory fair value adjustment associated with acquisitions	169,560	17,284
Restructuring related impairment charges	4,156	117,546
Other expense, net	61,870	14,910
Deferred income taxes	(51,586)	(444)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(149,215)	8,804
Prepaid expenses and other assets	(46,190)	(3,015)
Inventories	(82,287)	35,801
Accounts payable	588	29,647
Accrued employee compensation	(56,309)	(18,539)
Accrued liabilities and other non-current liabilities	(7,765)	21,528
Net cash provided by operating activities	208,380	401,458
Cash flows from investing activities:
Purchases of technology licenses	(6,640)	(6,764)
Purchases of property and equipment	(53,679)	(52,883)
Cash payment for acquisition, net of cash and cash equivalents acquired	(3,600,165)	—
Other, net	(2,404)	699
Net cash used in investing activities	(3,662,888)	(58,948)
Cash flows from financing activities:
Repurchases of common stock	—	(25,202)
Proceeds from employee stock plans	40,356	48,234
Tax withholding paid on behalf of employees for net share settlement	(116,150)	(56,714)
Dividend payments to stockholders	(89,889)	(79,882)
Payments on technology license obligations	(67,307)	(42,509)
Proceeds from issuance of debt	3,806,096	—
Principal payments of debt	(275,000)	—
Payment for repurchases and settlement of convertible notes	(180,891)	—
Proceeds from capped calls	160,286	—
Payment of equity and debt financing costs	(11,843)	—
Other, net	—	(2,507)
Net cash provided by (used in) financing activities	3,265,658	(158,580)
Net increase (decrease) in cash and cash equivalents	(188,850)	183,930
Cash and cash equivalents at beginning of period	748,467	647,604
Cash and cash equivalents at end of period	$559,617	$831,534
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended July 31, 2021, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2021 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2021 had a 52-week year. Fiscal 2022 is a 52-week year.

On April 20, 2021, the Company completed its acquisition of Inphi Corporation (“Inphi”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The unaudited condensed consolidated financial statements include the operating results of Inphi for the period from the date of acquisition through the Company’s second quarter ended July 31, 2021. See “Note 3 - Business Combination” for more information.

In conjunction with the acquisition transaction, Marvell Technology Group Ltd and Inphi became wholly owned subsidiaries of the new parent company, MTI, on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States. See “Note 11 - Income Taxes” for more information.

Subsequent to quarter end, on August 3, 2021, the Company announced its intent to acquire Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. The estimated acquisition price of $1.1 billion consists of approximately 19.05 million shares of the Company's common stock and is based on the Company's 10-day volume weighted average price as of July 30, 2021. The acquisition price includes Innovium cash and exercise proceeds expected at closing of approximately $145 million, resulting in an estimated net cost to the Company of $955 million. The transaction is expected to close by the end of calendar year 2021, subject to the satisfaction of customary closing conditions, including approval by Innovium’s stockholders and applicable regulatory approvals.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The new standard was adopted by the Company on January 31, 2021 on a prospective basis and did not have a material effect on the Company’s consolidated financial statements.

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

Note 3. Business Combination

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

The purchase price allocation is as follows (in thousands):

	Previously Reported May 1, 2021 (Provisional)	Measurement Period Adjustment	July 31, 2021
Cash and cash equivalents	$72,251	$—	$72,251
Accounts receivable, net	99,728	—	99,728
Inventories	270,382	—	270,382
Prepaid expenses and other current assets	213,292	—	213,292
Property and equipment, net	98,528	—	98,528
Acquired intangible assets, net	4,420,000	—	4,420,000
Other non-current assets	145,856	—	145,856
Goodwill	5,628,705	10,778	5,639,483
Accounts payable and accrued liabilities	(189,807)	—	(189,807)
Convertible debt - short-term	(313,664)	—	(313,664)
Convertible debt - long-term	(240,317)	—	(240,317)
Other non-current liabilities	(287,425)	(10,778)	(298,203)
Total merger consideration	$9,917,529	$—	$9,917,529

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-Q for the first quarter ended May 1, 2021. The measurement period adjustment was associated with deferred tax liabilities on certain purchased intangible assets. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets, or cash flows in any periods previously reported.

The Company incurred $5.0 million and $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations for the three and six months ended July 31, 2021, respectively. The Company also incurred $39.8 million of aggregate debt financing costs. As of July 31, 2021, $2.5 million is included in short-term debt, and $35.1 million is included in long-term debt on the accompanying unaudited condensed consolidated balance sheets. See “Note 5 - Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets.

Post acquisition revenue and income (loss) on a standalone basis is impracticable to determine as the Company integrated Inphi into its existing systems and operations in the second quarter ended July 31, 2021.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Inphi had been acquired as of the beginning of fiscal year 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2021, non-recurring pro forma adjustments directly attributable to the Inphi acquisition in the pro forma information presented below included (i) share-based compensation expense of $43.8 million, (ii) the purchase accounting effect of inventories acquired of $187.2 million, (iii) interest expense of $11.4 million, and (iv) transaction costs of $69.0 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited condensed consolidated results of operations of the combined business had the Inphi acquisition actually occurred at the beginning of fiscal year 2021 or of the results of our future operations of the combined business.

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Six Months Ended
	July 31, 2021	August 1, 2020
Pro forma net revenue	$2,058,224	$1,735,660
Pro forma net loss	$(191,740)	$(918,576)

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of July 31, 2021 and January 30, 2021 is $11.0 billion and $5.3 billion respectively. See “Note 3 - Business Combination” for discussion of acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

In connection with the Inphi acquisition on April 20, 2021, the Company acquired $4.4 billion of intangible assets as follows (in thousands, except for weighted-average useful life as of acquisition date):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$2,010,000	6.00
Customer contracts and related relationships	1,470,000	6.00
Order backlog	70,000	0.80
Trade name	50,000	5.00
IPR&D	820,000	n/a
	$4,420,000

In connection with the Cavium acquisition on July 6, 2018, the Aquantia acquisition on September 19, 2019, and the Avera acquisition on November 5, 2019, the Company acquired a total of $3.3 billion of intangible assets.

As of July 31, 2021 and January 30, 2021, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	July 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,466,000	$(985,280)	$3,480,720	5.44
Customer contracts and related relationships	2,113,000	(343,587)	1,769,413	5.60
Order backlog	70,000	(24,122)	45,878	0.53
Trade names	73,000	(19,623)	53,377	4.40
Total acquired amortizable intangible assets	$6,722,000	$(1,372,612)	$5,349,388	5.44
IPR&D	936,000	—	936,000	n/a
Total acquired intangible assets	$7,658,000	$(1,372,612)	$6,285,388

	January 30, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,454,000	$(724,215)	$1,729,785	5.54
Customer contracts and related relationships	643,000	(228,845)	414,155	5.62
Trade names	23,000	(14,240)	8,760	2.20
Total acquired amortizable intangible assets	$3,120,000	$(967,300)	$2,152,700	5.54
IPR&D	118,000	—	118,000	n/a
Total acquired intangible assets	$3,238,000	$(967,300)	$2,270,700

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

Amortization expense for acquired intangible assets for the three and six months ended July 31, 2021 was $276.7 million and $405.3 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended August 1, 2020 was $111.6 million and $224.5 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of July 31, 2021 (in thousands):

Fiscal Year	Amount
Remainder of 2022	$551,353
2023	1,008,542
2024	995,991
2025	944,779
2026	859,923
Thereafter	988,800
$5,349,388

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Debt

The following table summarizes the Company’s outstanding debt at July 31, 2021 and January 30, 2021 (in thousands):

	July 31, 2021	January 30, 2021
Face Value Outstanding:
2018 Term Loan	$—	$200,000
2020 Term Loan - 3 Year Tranche	875,000	—
2020 Term Loan - 5 Year Tranche	875,000	—
Term Loan Total	1,750,000	200,000
4.200% MTG/MTI 2023 Senior Notes	499,952	500,000
4.875% MTG/MTI 2028 Senior Notes	499,915	500,000
1.650% 2026 Senior Notes	500,000	—
2.450% 2028 Senior Notes	750,000	—
2.950% 2031 Senior Notes	750,000	—
Senior Notes Total	2,999,867	1,000,000
0.75% Inphi 2021 Convertible Notes	422	—
0.75% Inphi 2025 Convertible Notes	3	—
Inphi Convertible Notes Total	425	—
Total borrowings	$4,750,292	$1,200,000
Less: Unamortized debt discount and issuance cost	(46,058)	(7,189)
Net carrying amount of debt	$4,704,234	$1,192,811
Less: Current portion - Term Loan (1)	41,252	199,641
Less: Current portion - Inphi Convertible Notes (2)	138	—
Non-current portion	$4,662,844	$993,170

(1)As of July 31, 2021, the current portion of outstanding debt includes the 2020 Term Loan - 5 Year Tranche, which is due within twelve months. The Company intends to repay the amount with operating cash flow.
(2)As of July 31, 2021, as the Inphi 2021 Convertible Notes are currently convertible, the Company has classified $0.1 million, which is the cash portion the Company would be required to pay upon conversion, as current. The Company intends to repay the amount with operating cash flow.

On April 20, 2021, the Company completed its acquisition of Inphi. As part of the acquisition, the Company assumed $15.7 million principal amount of Inphi’s 0.75% convertible senior notes due 2021 (the “Inphi 2021 Convertible Notes”) and $506.0 million principal amount of Inphi’s 0.75% convertible senior notes due 2025 (the “Inphi 2025 Convertible Notes”, and together with the 2021 Notes, the “Inphi Convertible Notes”). See “Note 3 - Business Combination” for more information. In connection with the acquisition, the Company entered into a series of financing arrangements from December 2020 through April 2021 as summarized below. In April 2021, the Company also terminated a $2.5 billion bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time of the Inphi merger agreement execution in October 2020. The bridge loan was never drawn upon. The Company recognized a write-off of $11.4 million in capitalized debt issuance costs related to the termination of the bridge loan commitment during the quarter ended May 1, 2021.

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

On May 4, 2021, in conjunction with the U.S. domiciliation, the Company exchanged certain existing senior notes due in 2023 and 2028 that were previously issued by the Bermuda-domiciled Marvell Technology Group Ltd. with like notes that are now issued by the Delaware-domiciled Marvell Technology, Inc. Below is further discussion of the terms of the various debt agreements.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

2020 Term Loan Agreement

On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JPMorgan Chase Bank, N.A (the “2020 Term Loan Agreement”) in order to finance the expected merger with Inphi. The 2020 Term Loan Agreement provided for borrowings of $1.75 billion consisting of: (i) $875.0 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875.0 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the “2020 Term Loans”).

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 1.687% as of July 31, 2021. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 1.798% as of July 31, 2021. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but do permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date.

The 2020 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of July 31, 2021, the Company has $1.75 billion Term Loan borrowings outstanding, and is in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (the “2020 Revolving Credit Facility”) with a lending syndicate led by JPMorgan Chase Bank, N.A for borrowings of up to $750.0 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at July 31, 2021.

On May 4, 2021, the Company drew down $75.0 million on the 2020 Revolving Credit Facility. On July 6, 2021, the Company repaid the outstanding balance of the 2020 Revolving Credit Facility in full. As of July 31, 2021, the 2020 Revolving Credit Facility is undrawn.

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

2026, 2028, and 2031 Senior Unsecured Notes

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in associated debt agreements. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of July 31, 2021, the Company has $2.0 billion Senior Notes borrowings outstanding.

2023 and 2028 Senior Unsecured Notes

On June 22, 2018, the Company’s Bermuda-based parent company Marvell Technology Group, Ltd. (“MTG”) completed a public offering of (i) $500.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2023 (the “MTG 2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 4.875% Senior Notes due 2028 (the “MTG 2028 Notes” and, together with the 2023 Notes, the “MTG Senior Notes”). The proceeds of the MTG Senior Notes were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition.

In April 2021, in conjunction with the Company’s U.S. domiciliation, the Company commenced Exchange Offers on April 19, 2021 for the outstanding $1.0 billion in aggregate principal amount of MTG Senior Notes outstanding in exchange for corresponding senior notes to be issued by the Company’s new U.S. domiciled parent Marvell Technology, Inc. (“MTI”). MTI made an offer to (i) exchange any and all of the outstanding MTG 2023 Notes for up to an aggregate principal amount of $500.0 million of new 4.200% Senior Notes due 2023 issued by MTI (the “MTI 2023 Notes”) and to (ii) exchange any and all of the outstanding MTG 2028 Notes for up to an aggregate principal amount of $500.0 million of new 4.875% Senior Notes due 2028 issued by MTI (the “MTI 2028 Notes” and, together with the MTI 2023 Notes, the “MTI Senior Notes”). Each new series of MTI Senior Notes will have the same interest rate, maturity date, redemption terms and interest payment dates and will be subject to substantially similar covenants as the corresponding series of the MTG Senior Notes for which they are being offered in exchange.

The settlement of the Exchange Offers occurred on May 4, 2021 with $433.9 million aggregate principal amount of the MTG 2023 Notes and $479.5 million aggregate principal amount of the MTG 2028 Notes exchanged. The exchange was accounted for as a debt modification in accordance with applicable accounting guidance.

The MTI 2023 Notes mature on June 22, 2023 and the MTI 2028 Notes mature on June 22, 2028. The stated and effective interest rates for the MTI 2023 Notes are 4.200% and 4.502%, respectively. The stated and effective interest rates for the MTI 2028 Notes are 4.875% and 4.988%, respectively. The Company may redeem the MTI Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in MTI Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the MTI Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the MTI Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the MTI Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The MTG 2023 Notes mature on June 22, 2023 and the MTG 2028 Notes mature on June 22, 2028. The stated and effective interest rates for the MTG 2023 Notes are 4.200% and 4.360%, respectively. The stated and effective interest rates for the MTI 2028 Notes are 4.875% and 4.940%, respectively. The Company may redeem the MTG Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in MTG Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the MTG Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the MTG Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the MTG Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.

As of July 31, 2021, the Company has $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

Inphi Convertible Notes

As a result of the Inphi acquisition, the Company assumed all of Inphi’s outstanding convertible notes. Convertible debt is included in the aggregate short-term and long-term debt in the accompanying unaudited condensed consolidated balance sheet, as applicable.

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

As part of the Inphi acquisition, the Company assumed $15.7 million principal amount of Inphi’s 2021 Convertible Notes with a fair value of $48.0 million. The Inphi acquisition constituted a fundamental change under the Inphi 2021 Convertible Notes Indenture. As a result, the Inphi 2021 Convertibles Notes were convertible into Inphi conversion units of 17.7522 per $1,000 in principal amount of such notes from April 20, 2021 through June 3, 2021. Based on the terms of the Inphi merger agreement, the holders of the Inphi 2021 Convertible Notes received 41.2384 shares of the Company's common stock and $1,171.65 in cash per $1,000 in principal amount of such notes upon conversion. The Inphi 2021 Convertible Notes are currently convertible into Inphi conversion units of 17.7508 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of the Inphi 2021 Convertible Notes would receive 41.2351 shares of the Company’s common stock and $1,171.55 in cash per $1,000 in principal amount of such notes upon conversion. The Company has elected to measure the Inphi 2021 Convertible Notes at fair value.

A total of $9.6 million in aggregate principal of the Inphi 2021 Convertible Notes was settled pursuant to the Exchange Agreements (discussed below). Between April 20 and July 31, 2021, $6.0 million in aggregate principal of the Inphi 2021 Convertible Notes was converted into 0.2 million shares of the Company’s common stock and $7.0 million in cash pursuant to the contractual terms of the Inphi 2021 Convertible Notes Indenture.

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

Under the Inphi 2025 Notes Indenture, the Inphi 2025 Convertible Notes are convertible at the option of the holders at any time, prior to the close of business on the business day immediately preceding October 15, 2024, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Inphi 2025 Notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading per $1,000 principal amount of Inphi 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the Inphi 2025 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Inphi 2025 Convertible Notes at any time, regardless of the foregoing circumstances.

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

As part of the Inphi acquisition, the Company assumed $506.0 million in principal of Inphi 2025 Convertible Notes with a fair value of $750.2 million. The Inphi acquisition constituted a fundamental change under the Inphi 2025 Convertible Notes Indenture. As a result, the Inphi 2025 Convertible Notes were convertible into Inphi conversion units of 8.595 per $1,000 in principal amount of such notes. Based on the terms of the Inphi merger agreement, the holders of the Inphi 2025 Convertible Notes would receive 19.9662 shares of the Company’s common stock and $567.27 in cash per $1,000 in principal amount of such notes upon conversion.

A total of $199.5 million in aggregate principal of the Inphi 2025 Convertible Notes was settled pursuant to the Exchange Agreements (discussed below). Between April 20 and May 1, 2021, $114.0 million in aggregate principal of the Inphi 2025 Convertible Notes was converted pursuant to the contractual terms of the Inphi 2025 Convertible Notes Indenture into 2.3 million shares of the Company’s common stock and $64.7 million in cash. Between May 2, 2021 and June 3, 2021, $192.5 million in aggregate principal of the Inphi 2025 Convertible Notes was converted pursuant to the contractual terms of the Inphi 2025 Convertible Notes Indenture into 3.8 million shares of the Company’s common stock and $109.2 million in cash.

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

Interest Expense and Future Contractual Maturities

During the three and six months ended July 31, 2021, the Company recognized $30.9 million and $53.0 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding borrowings.

During the three and six months ended August 1, 2020, the Company recognized $14.1 million and $29.5 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding borrowings.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of July 31, 2021, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$22,300
2023	65,625
2024	1,462,452
2025	109,375
2026	131,250
Thereafter	2,959,290
Total	$4,750,292

Note 6. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by end market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2021	% of Total	August 1, 2020	% of Total	July 31, 2021	% of Total	August 1, 2020	% of Total
Net revenue by end market:
Data center	$433,722	40%	$266,920	37%	$710,788	37%	$532,387	37%
Carrier infrastructure	196,656	18%	142,438	20%	364,222	19%	264,685	19%
Enterprise networking	222,732	21%	158,080	22%	397,576	21%	316,380	22%
Consumer	165,380	16%	134,370	18%	332,046	18%	254,661	18%
Automotive/Industrial	57,391	5%	25,489	3%	103,528	5%	52,825	4%
	$1,075,881		$727,297		$1,908,160		$1,420,938

The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2021	% of Total	August 1, 2020	% of Total	July 31, 2021	% of Total	August 1, 2020	% of Total
Net revenue by product group:
Networking (1)	$701,712	65%	$406,008	56%	$1,199,962	63%	$799,928	56%
Storage (2)	341,713	32%	290,495	40%	644,631	34%	549,183	39%
Other (3)	32,456	3%	30,794	4%	63,567	3%	71,827	5%
	$1,075,881		$727,297		$1,908,160		$1,420,938

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2021	% of Total	August 1, 2020	% of Total	July 31, 2021	% of Total	August 1, 2020	% of Total
Net revenue based on destination of shipment:
China	$488,315	45%	$303,183	42%	$829,393	43%	$583,329	41%
United States	123,162	11%	86,831	12%	210,576	11%	168,062	12%
Thailand	82,985	8%	60,464	8%	160,777	7%	128,008	9%
Malaysia	72,433	7%	60,186	8%	131,012	8%	124,853	9%
Singapore	58,420	5%	30,520	4%	109,930	5%	69,226	5%
Philippines	55,704	5%	49,554	7%	103,322	6%	74,129	5%
Other	194,862	19%	136,559	19%	363,150	20%	273,331	19%
	$1,075,881		$727,297		$1,908,160		$1,420,938

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

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31, 2021	% of Total	August 1, 2020	% of Total	July 31, 2021	% of Total	August 1, 2020	% of Total
Net revenue by customer type:
Direct customers	$820,788	76%	$541,348	74%	$1,391,094	73%	$1,072,752	75%
Distributors	255,093	24%	185,949	26%	517,066	27%	348,186	25%
	$1,075,881		$727,297		$1,908,160		$1,420,938

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of July 31, 2021, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the unaudited condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2022 was $181.0 million. During the six months ended July 31, 2021, contract liabilities increased by $484.7 million associated with variable consideration estimates, offset by $475.2 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the second quarter of fiscal year 2022 was $190.5 million. The amount of revenue recognized during the six months ended July 31, 2021 that was included in the contract liabilities balance at January 30, 2021 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2022 (the “Fiscal 2022 Plan”) in order to realign the organization and enable further investment in key priority areas. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $12.3 million and $25.2 million for the three and six months ended July 31, 2021, respectively, which includes $10.1 million and $19.9 million of charges related to the Fiscal 2022 Plan. The Company expects to complete these restructuring actions by the end of fiscal 2023.

In prior years, the Company initiated restructuring plans in order to realign the organization and enable further investment in key priority areas. Restructuring charges were mainly comprised of severance and other one-time termination benefits, facility closures where sites were redundant within the same region or no longer suitably sized for the local employee base, and other costs. These plans are substantially complete. The Company recorded restructuring related charges of $120.6 million and $141.9 million for the three and six months ended August 1, 2020, respectively.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Employee Severance	Other	Total
Liability at January 30, 2021	$5,596	$5,204	$10,800
Charges	19,499	5,681	25,180
Cash payments	(15,916)	(4,765)	(20,681)
Non-cash items	—	(2,560)	(2,560)
Liability at July 31, 2021	$9,179	$3,560	$12,739

The current and non-current portions of the restructuring liability at July 31, 2021 of $11.1 million and $1.6 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

Note 8. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	July 31, 2021	January 30, 2021
Inventories:
Work-in-process	$372,047	$187,351
Finished goods	87,485	80,877
Inventories	$459,532	$268,228

The inventory balance at July 31, 2021 includes $17.6 million related to the remaining inventory fair value adjustment from the Inphi acquisition.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	July 31, 2021	January 30, 2021
Property and equipment, net:
Machinery and equipment	$812,524	$693,689
Land, buildings, and leasehold improvements	290,671	284,532
Computer software	105,109	103,789
Furniture and fixtures	28,097	26,990
	1,236,401	1,109,000
Less: Accumulated depreciation and amortization	(803,310)	(782,875)
Property and equipment, net	$433,091	$326,125

	July 31, 2021	January 30, 2021
Other non-current assets:
Technology and other licenses	$323,665	$242,244
Prepaid ship and debits	172,250	131,657
Operating right-of-use assets	142,348	101,411
Non-marketable equity investments	36,506	7,646
Other	43,341	58,611
Other non-current assets	$718,110	$541,569

	July 31, 2021	January 30, 2021
Accrued liabilities:
Contract liabilities	$190,498	$180,995
Technology license obligations	100,599	71,130
Deferred non-recurring engineering credits	57,049	37,300
Lease liabilities - current portion	39,329	32,461
Accrued legal reserve	27,862	50,101
Deferred revenue	24,855	16,146
Accrued interest	21,563	8,709
Accrued royalty	20,514	12,740
Other	36,945	26,034
Accrued liabilities	$519,214	$435,616

	July 31, 2021	January 30, 2021
Other non-current liabilities
Lease liabilities-non current	$146,145	$104,417
Technology license obligations	128,393	86,241
Non-current income tax payable	30,943	22,526
Deferred tax liabilities	22,451	22,359
Other	22,226	23,310
Other non-current liabilities	$350,158	$258,853

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income

As of July 31, 2021, there are no changes in accumulated other comprehensive income (loss) by components. The changes in accumulated other comprehensive income (loss) by components for the comparative period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income before reclassifications	1,214
Amounts reclassified from accumulated other comprehensive income	(764)
Net current-period other comprehensive income, net of tax	450
Balance at August 1, 2020	$450

Consolidated Statements of Cash Flows

Noncash consideration paid for the acquisition of Inphi was $6.2 billion during the six months ended July 31, 2021.

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of July 31, 2021, there was $564.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company temporarily suspended the share repurchase program in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as the Company focuses on reducing its debt and de-levering its balance sheet. As a result, the Company did not repurchase any shares during the three and six months ended July 31, 2021. The Company repurchased 1.3 million of its common shares for $25.2 million during the six months ended August 1, 2020. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s Level 1 assets include marketable equity investments that are classified as other non-current assets and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yields. In addition, the convertible debt capped calls and the severance pay fund are classified as a Level 2 asset as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at July 31, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	—	159,961	—	159,961
Prepaid expenses and other current assets:
Convertible debt capped calls	—	33	—	33
Other non-current assets:
Marketable equity investments	1,368	—	—	1,368
Severance pay fund	—	668	—	668
Total assets	$1,368	$160,662	$—	$162,030
Liabilities
Short term debt:
Convertible notes	$—	$135	$—	$135
Long term debt:
Convertible notes	—	287	—	287
Total liabilities	$—	$422	$—	$422

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. They are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of July 31, 2021, non-marketable equity investments had a carrying value of $36.5 million and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 30, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$114,645	$—	$114,645
Other non-current assets:
Severance pay fund	—	623	—	623
Total assets	$—	$115,268	$—	$115,268

Fair Value of Debt and Inphi Capped Calls

The Inphi 2021 Convertible Notes are carried in the unaudited condensed consolidated balance sheets at fair value. As of July 31, 2021, the fair value of convertible notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See “Note 5 - Debt” for information on the fair value of the Inphi 2021 Convertible Notes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company classified the 2020 Term Loan, the 2023 Notes, the 2026 Notes, 2028 Notes, and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2020 Term Loan approximates its fair value as the 2020 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.2 billion at July 31, 2021 and $1.1 billion at January 30, 2021, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. At July 31, 2021, the Company had approximately $775.6 million in outstanding purchase orders with foundries.

During the second quarter ended July 31, 2021 the Company entered into a wafer supply capacity reservation agreement with one of the Company’s foundry suppliers to reserve manufacturing supply capacity due to the current global supply shortage environment. Under the agreement, the Company has agreed to pay certain fees as well as meet annual wafer purchase commitments in exchange for the foundry’s guarantee to produce a specific minimum quantity of wafers from 2022 through 2025. Such wafers will be purchased by the Company at predetermined sales prices. If the Company does not meet the annual wafer purchase commitment for any of these years, the Company will be required to pay a portion of the difference between the actual wafer purchases and the wafer purchase commitment for that calendar year. The Company currently estimates that it is obligated to purchase at least $770 million of wafers for the calendar years 2022 through 2025 under the capacity reservation agreement.

Subsequent to quarter end, the Company entered into a capacity reservation agreement with another supplier to reserve additional materials, assembly, and test capacity. Under the agreement, the Company is required to make five scheduled refundable deposits totaling $100 million between August 2021 and November 2022 as well as meet annual purchase commitments for calendar years from 2022 through 2026 in exchange for the supplier’s guarantee to produce material and reserve capacity for a minimum quantity of devices. The Company currently estimates that it will purchase at least $1 billion during the five year period under the capacity reservation agreement.

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

The income tax benefit of $25.6 million for the three months ended July 31, 2021 is primarily related to the recognition of a $10.0 million tax benefit for tax basis on the transfer of certain intellectual property from the Inphi acquisition to a subsidiary in Singapore, as well as discrete tax benefits related to stock-based compensation.

The income tax benefit of $53.3 million for the six months ended July 31, 2021 is primarily related to the recognition of the $10.0 million tax benefit attributable to the aforementioned Singapore tax basis in intellectual property, tax benefits related to stock-based compensation, and benefits from expirations of the statutes of limitations related to certain previously unrecognized tax benefits that were recorded in prior periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s gross unrecognized tax benefits were $322.0 million and $242.2 million on July 31, 2021 and January 30, 2021, respectively. The net increase to the Company’s gross unrecognized tax benefits of $79.8 million is primarily the result of certain unrecognized tax benefits recorded in the Company’s accounting for the acquisition of Inphi. If the gross unrecognized tax benefits as of July 31, 2021 were realized in a subsequent period, the Company would record a tax benefit of $201.5 million within its provision for income taxes at such time. The amount of interest and penalties accrued as of July 31, 2021, and January 30, 2021 was $3.6 million and $4.0 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $2.1 million during the next 12 months. Government tax authorities from certain non-U.S. jurisdictions are examining the Company’s income tax returns. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. Because of existing deductions and tax attributes, the Company currently expects no net tax benefits from its tax incentives in the current fiscal year. Similarly, there were no such tax benefits in the prior fiscal year.

The Company’s principal source of liquidity as of July 31, 2021 consisted of approximately $559.6 million of cash and cash equivalents, of which approximately $431.8 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $294.1 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 12. Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common shares outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator:
Net loss	$(276,428)	$(157,893)	$(364,670)	$(270,926)
Denominator:
Weighted-average shares — basic	821,062	667,574	757,205	665,541
Effect of dilutive securities:
Share-based awards	—	—	—	—
Convertible debt	—	—	—	—
Weighted-average shares — diluted	821,062	667,574	757,205	665,541
Net loss per share:
Basic	$(0.34)	$(0.24)	$(0.48)	$(0.41)
Diluted	$(0.34)	$(0.24)	$(0.48)	$(0.41)

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted-average shares outstanding:
Share-based awards	18,651	10,974	17,595	10,008
Convertible debt	613	—	1,097	—

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three and six months ended July 31, 2021 and August 1, 2020 due to the net losses reported in those periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” “targets,” “may,” “can,” “will,” “would” and similar expressions identify such forward-looking statements.

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
• our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi merger;
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
• our ability to implement our plans, forecasts and other expectations with respect to our strategic investments, divestitures, mergers, or joint ventures (such as our proposed acquisition of Innovium, Inc.) and to fully realize the anticipated synergies and cost savings in the time frame anticipated;
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
• our ability to accurately categorize our products by end markets;
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

Overview

We are a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, carrier infrastructure, enterprise networking, consumer, and automotive/industrial end markets.

Historically, we have reported revenue from three product groups: networking, storage, and other. Beginning with the second quarter of fiscal 2022, we are changing our reporting to present revenue from five end markets. Our product solutions serve five large end markets where our technology is essential: (i) data center, (ii) carrier infrastructure, (iii) enterprise networking, (iv) consumer, and (v) automotive/industrial. These markets and their corresponding customer products and applications are noted in the table below:

End market	Customer products and applications
Data center
•Cloud and on-premise Artificial intelligence (AI) systems
•Cloud and on-premise ethernet switching
•Cloud and on-premise network-attached storage (NAS)
•Cloud and on-premise servers
•Cloud and on-premise storage area networks
•Cloud and on-premise storage systems
•Data center interconnect (DCI)

Carrier infrastructure	•Digital Subscriber Line Access Multiplexers (DSLAMs) •Ethernet switches •Optical transport systems •Routers •Wireless radio access network (RAN) systems
Enterprise networking
•Campus and small medium enterprise routers
•Campus and small medium enterprise ethernet switches
•Campus and small medium enterprise wireless access points (WAPs)
•Network appliances (firewalls, and load balancers)
•Workstations

Consumer	•Broadband gateways and routers •Gaming consoles •Home data storage •Home wireless access points (WAPs) •Personal Computers (PCs) •Printers •Set-top boxes
Automotive/Industrial	•Advanced driver-assistance systems (ADAS) •Autonomous vehicles (AV) •In-vehicle networking •Industrial ethernet switches •United States military and government solutions •Video surveillance

This market-focused view provides more information and transparency about the key growth drivers of our business. We believe this presentation provides a better understanding of our business. Accordingly, starting with the third quarter of fiscal 2022, we expect to no longer report revenue by product group.

We categorize revenue from our five end markets by using a number of data points, including the type of customer purchasing the product, the function of our product being sold, and our knowledge of the end customer product or application into which our product will be incorporated. The categorization of products by end market is inherently subjective and can vary over time, both as a result of continued improvements in our ability to understand the final usage of our products, as well as changes in how our customers utilize our products.

In the second quarter of fiscal 2022, our net revenue increased year over year by 48% from $727.3 million net revenue in the second quarter of fiscal 2021 compared with $1.1 billion in the second quarter of fiscal 2022. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 62%, from the carrier infrastructure end market by 38%, from the enterprise networking end market by 41%, from the consumer end market by 23% , and the automotive/industrial end market by 125% compared to the three months ended August 1, 2020.

On April 20, 2021, we completed the acquisition of Inphi Corporation (“Inphi”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. Their product portfolio includes laser drivers, trans-impedance amplifiers, PAM (Pulse Amplitude Modulation) and Coherent DSPs (Digital Signal Processors), differentiated silicon photonics, as well as an optical PHY portfolio for interconnect inside and between the data center, as well as interconnect for the carrier market. The combined company has growing positions in carrier and data center, and Inphi’s high-speed electro-optics platform is highly complementary to our storage, networking, compute, and security portfolio. Inphi’s electro-optics portfolio combined with our copper Ethernet PHY franchise is expected to create a leading high-speed data interconnect platform. The operating results for the year to date second quarter of fiscal 2022 include the operating results of Inphi for the period from the date of acquisition through the Company’s second quarter ended July 31, 2021. In conjunction with the acquisition transaction, Marvell Technology Group Ltd. and Inphi became wholly owned subsidiaries of the new parent company, Marvell Technology, Inc. (“MTI”) on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States.

Subsequent to quarter end, on August 3, 2021, we announced our intent to acquire Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. The estimated acquisition price of $1.1 billion consists of approximately 19.05 million shares of our common shares and is based on our 10-day volume weighted average price as of July 30, 2021. The acquisition price includes Innovium cash and exercise proceeds expected at closing of approximately $145 million, resulting in an estimated net cost to us of $955 million. The transaction is expected to close by the end of calendar year 2021, subject to the satisfaction of customary closing conditions, including approval by Innovium’s stockholders and applicable regulatory approval.

In response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we are experiencing a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our products. To secure additional capacity, we entered into capacity reservation arrangements with certain manufacturing or supply partners. See “Note 10 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We continue to monitor the impact of COVID-19 on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees continue to work from home. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt our manufacturing, research and development, operations, sales and financial results.”

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

Capital Return Program. We remain committed to delivering stockholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. As a result, we did not repurchase any shares during the six months ended July 31, 2021. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of July 31, 2021, there was $564.5 million remaining available for future share repurchases of the authorization.

As of July 31, 2021, a total of 308.1 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $89.9 million to stockholders in the six months ended July 31, 2021 in cash dividends.

Cash and Cash Equivalents. Our cash and cash equivalents were $559.6 million at July 31, 2021, which was $188.9 million lower than our balance at our fiscal year ended January 30, 2021 of $748.5 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the second quarter of fiscal 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Distributor:
Wintech	15%	13%	17%	12%

We continuously monitor the creditworthiness of our distributors and believe their sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 80% of our net revenue in the three and six months ended July 31, 2021, and approximately 79% of net revenue in the three and six months ended August 1, 2020, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended July 31, 2021 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	50.6	58.6	51.7
Gross profit	34.6	49.4	41.4	48.3
Operating expenses:
Research and development	34.1	38.1	34.2	39.2
Selling, general and administrative	24.1	15.5	24.1	16.5
Restructuring related charges	1.1	16.6	1.3	10.0
Total operating expenses	59.3	70.2	59.6	65.7
Operating loss	(24.7)	(20.8)	(18.2)	(17.4)
Interest income	—	0.1	—	0.1
Interest expense	(3.1)	(2.1)	(3.6)	(2.3)
Other income (loss), net	(0.2)	(0.1)	—	0.2
Loss before income taxes	(28.0)	(22.9)	(21.8)	(19.4)
Provision for income taxes	(2.4)	(1.2)	(2.8)	(0.3)
Net loss	(25.6)%	(21.7)%	(19.0)%	(19.1)%

Three and six months ended July 31, 2021 and August 1, 2020

Net Revenue

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Net revenue	$1,075,881	$727,297	47.9%	$1,908,160	$1,420,938	34.3%

Our net revenue for the three months ended July 31, 2021 increased by $348.6 million compared to net revenue for the three months ended August 1, 2020. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 62%, from the carrier infrastructure end market by 38%, from the enterprise networking end market by 41%, from the consumer end market by 23%, and from the automotive/industrial end market by 125% compared to the three months ended August 1, 2020. The increase in revenue from the data center end market was primarily due to the acquisition of Inphi and increase in demand for our embedded processors and nearline HDD controllers and preamplifiers. The increase in revenue from the carrier infrastructure end market was primarily due to the acquisition of Inphi and increase in demand from 5G base stations for our embedded processors and ethernet products. The increase in revenue from the enterprise networking end market was primarily due to the increase in demand for our ethernet products. The increase in revenue from the consumer end market was primarily due to the increase in demand for our custom SSD controllers. The increase in revenue from the automotive/industrial end market was primarily due to the increase in demand for our automotive ethernet connectivity products.

Our net revenue for the six months ended July 31, 2021 increased by $487.2 million compared to net revenue for the six months ended August 1, 2020. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 34%, from the carrier infrastructure end market by 38%, from the enterprise networking end market by 26%, from the consumer end market by 30% , and from the automotive/industrial end market by 96% compared to the six months ended August 1, 2020. The increase in revenue from the data center end market was primarily due to the acquisition of Inphi and increase in demand for our embedded processors and nearline HDD controllers and preamplifiers. The increase in revenue from the carrier infrastructure end market was primarily due to the acquisition of Inphi and increase in demand from 5G base stations for our embedded processors and ethernet products. The increase in revenue from the enterprise networking end market was primarily due to the increase in demand for our ethernet products. The increase in revenue from the consumer end market was primarily due to the increase in demand for our custom SSD controllers. The increase in revenue from the automotive/industrial end market was primarily due to the increase in demand for our automotive ethernet connectivity products.

In the three months ended July 31, 2021, unit shipments were 30% higher and average selling prices increased 18% compared to the three months ended August 1, 2020, for an overall increase in net revenue of 48%. In the six months ended July 31, 2021 unit shipment were 18% higher and average selling prices increased 16% compared to the six months ended August 1, 2020. This was primarily driven by our recent portfolio changes, including the acquisition of Inphi.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Cost of goods sold	$704,051	$368,041	91.3%	$1,118,189	$734,780	52.2%
% of net revenue	65.4%	50.6%		58.6%	51.7%
Gross profit	$371,830	$359,256	3.5%	$789,971	$686,158	15.1%
% of net revenue	34.6%	49.4%		41.4%	48.3%

Cost of goods sold as a percentage of net revenue increased for the three and six months ended July 31, 2021 compared to the three and six months ended August 1, 2020, which is primarily due to increased costs associated with the Inphi acquisition including amortization of inventory fair value adjustment and amortization of acquired intangible assets, as well as the increased product sales. As a result, gross margin for the three and six months ended July 31, 2021 decreased 14.8% and 6.9% percentage points compared to the three and six months ended August 1, 2020.

Research and Development

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Research and development	$367,043	$277,139	32.4%	$653,143	$556,723	17.3%
% of net revenue	34.1%	38.1%		34.2%	39.2%

Research and development expense increased by $89.9 million in the three months ended July 31, 2021 compared to the three months ended August 1, 2020. The increase was primarily due to additional costs from our acquisition of Inphi, including $62.5 million of higher employee personnel-related costs, $13.5 million of higher engineering design and supplies costs, and $12.5 million of higher preproduction costs.

Research and development expense increased by $96.4 million in the six months ended July 31, 2021 compared to the six months ended August 1, 2020. The increase was primarily due to additional costs from our acquisition of Inphi, including $63.4 million of higher employee personnel-related costs, $12.9 million of higher computer-aided design software related costs, $11.8 million of higher engineering design and supplies costs, and $6.6 million of higher information technology costs.

Selling, general and administrative

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Selling, general and administrative	$259,161	$112,794	129.8%	$460,627	$234,821	96.2%
% of net revenue	24.1%	15.5%		24.1%	16.5%

Selling, general and administrative expense increased by $146.4 million in the three months ended July 31, 2021 compared to the three months ended August 1, 2020. The increase was primarily due to additional costs from our acquisition of Inphi, including $83.1 million of higher intangibles amortization expense, $33.9 million of higher employee personnel-related costs and $30.7 million of higher integration costs.

Selling, general and administrative expense increased by $225.8 million in the six months ended July 31, 2021 compared to the six months ended August 1, 2020. The increase was primarily due to additional costs from our acquisition of Inphi, including $91.5 million of higher intangibles amortization expense, $82.1 million of higher employee personnel-related costs and $66.3 million of higher integration costs.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Restructuring related charges	$12,294	$120,590	(89.8)%	$25,180	$141,877	(82.3)%
% of net revenue	1.1%	16.6%		1.3%	10.0%

We recognized $12.3 million and $25.2 million of total restructuring related charges in the three and six months ended July 31, 2021 as we continue to evaluate our existing operations to increase operational efficiency, decrease costs, and increase profitability. See “Note 7 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Interest income	$150	$577	(74.0)%	$372	$1,635	(77.2)%
% of net revenue	—%	0.1%		—%	0.1%

Interest income decreased by $0.4 million and $1.3 million in the three and six months ended July 31, 2021 compared to the three and six months ended August 1, 2020 due to lower interest rates on our invested cash.

Interest Expense

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Interest expense	$(33,814)	$(15,635)	116.3%	$(68,955)	$(32,465)	112.4%
% of net revenue	(3.1)%	(2.1)%		(3.6)%	(2.3)%

Interest expense increased by $18.2 million in the three months ended July 31, 2021 compared to the three months ended August 1, 2020. The increase was primarily due to the interest expense on the 2020 term loans in addition to the new 2026, 2028, and 2031 senior unsecured notes issued in the first quarter of fiscal 2022.

Interest expense increased by $36.5 million in the six months ended July 31, 2021 compared to the six months ended August 1, 2020. The increase was primarily due to the interest expense on the 2020 term loans in addition to the new 2026, 2028, and 2031 senior unsecured notes issued in the first quarter of fiscal 2022, as well as the write-off of issuance costs related to the bridge loan when the loan was terminated in the first quarter of fiscal 2022.

Other Income (loss), Net

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Other income (loss), net	$(1,654)	$(440)	275.9%	$(431)	$3,314	(113.0)%
% of net revenue	(0.2)%	(0.1)%		—%	0.2%

Other income (loss), net, changed by $1.2 million in the three months ended July 31, 2021 compared to the three months ended August 1, 2020. The higher loss was primarily due to the impairment recognized on a certain equity investment.

Other income (loss), net, changed by $3.7 million in the six months ended July 31, 2021 compared to the six months ended August 1, 2020. The higher loss in the six months ended August 1, 2020 was primarily due to the impairment recognized on a certain equity investment during the second quarter of fiscal 2022, as well as foreign currency rate fluctuations.

Benefit for Income Taxes

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change

	(in thousands, except percentage)
Benefit for income taxes	$(25,558)	$(8,872)	188.1%	$(53,323)	$(3,853)	1,283.9%

Our income tax benefit for the three months ended July 31, 2021 was $25.6 million compared to a tax benefit of $8.9 million for the three months ended August 1, 2020. Our income tax benefit for the three months ended July 31, 2021 differs from the tax benefit recorded in the same period in the prior year primarily due to the tax impact of an intra-entity transfer of certain intellectual property to a subsidiary in Singapore, which resulted in a tax benefit of $10.0 million in the current period. This amount, combined with discrete tax benefits from stock based compensation deductions versus prior periods, tax rate differentials on foreign income/(losses), as well as the recognition of tax benefits related to the expirations on the statutes of limitations for the assessment of taxes in certain jurisdictions were the primary drivers of the income tax benefits for the three months ended July 31, 2021 and the differences between the federal statutory tax rates of 21% and our effective income tax rates for these periods.

Our income tax benefit for the six months ended July 31, 2021 was $53.3 million compared to a tax benefit of $3.9 million for the six months ended August 1, 2020. Our income tax benefit for the six months ended July 31, 2021 differs from the same period in the prior year primarily due to the tax impact of an intra-entity transfer of certain intellectual property to a subsidiary in Singapore, which resulted in a tax benefit of $10.0 million during the period. This amount, combined with discrete tax benefits from stock based compensation deductions versus prior periods, tax rate differentials on foreign income/(losses), as well as the recognition of tax benefits related to the expirations on the statutes of limitations for the assessment of taxes in certain jurisdictions were the primary drivers of the income tax benefits for the six months ended July 31, 2021 and the differences between the federal statutory tax rates of 21% and our effective income tax rates for these periods.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in the realizability of deferred tax assets and liabilities, discrete items, intra-entity transfers of intellectual property, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations. It is also possible that significant negative evidence may become available that causes us to conclude that a valuation allowance is needed on certain of our deferred tax assets, which would adversely affect our income tax provision in the period of such change in judgment.

We also continuously evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of July 31, 2021 consisted of approximately $559.6 million of cash and cash equivalents, of which approximately $431.8 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 11 - Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the six months ended July 31, 2021 was $208.4 million. We had a net loss of $364.7 million adjusted for the following non-cash items: amortization of acquired intangible assets of $405.3 million, share-based compensation expense of $206.8 million, amortization of inventory fair value adjustment associated with the Inphi acquisition of $169.6 million, depreciation and amortization of $118.1 million, deferred income tax benefit of $51.6 million, and $61.9 million net loss from other non-cash items. Cash outflow from working capital of $341.2 million for the six months ended July 31, 2021 was primarily driven by an increase in accounts receivable and inventory and a decrease in accrued employee compensation. The increase in accounts receivable is primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory is due to increased procurement to support our future growth. The decrease in accrued employee compensation is due to our annual bonus payment.

Net cash flow provided by operating activities for the six months ended August 1, 2020 was $401.5 million. We had a net loss of $270.9 million adjusted for the following non-cash items: amortization of acquired intangible assets of $224.5 million, share-based compensation expense of $122.3 million, depreciation and amortization of $102.1 million, amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisition of $17.3 million, deferred income tax expense of $0.4 million, and $14.9 million net loss from other non-cash items. Cash inflow from working capital of $74.2 million for the six months ended August 1, 2020 was primarily driven by a decrease in inventories an increase in accounts payable as well as an increase in accrued liabilities and other non-current liabilities, partially offset by a decrease in accrued employee compensation. The decrease in inventory is due to improved supply chain management. The increase in accounts payable was mainly due to timing of payment. The increase in accrued liabilities is due to an increase in ship and debit reserve and non-recurring engineering credits accrual. The decrease in accrued employee compensation is due to our annual bonus payment.

Cash Flows from Investing Activities

For the six months ended July 31, 2021, net cash used in investing activities of $3.7 billion was primarily driven by net cash paid to acquire Inphi of $3.6 billion, purchases of property and equipment of $53.7 million, and purchases of technology licenses of $6.6 million.

For the six months ended August 1, 2020, net cash used in investing activities of $58.9 million was primarily driven by purchases of property and equipment of $52.9 million and purchases of technology licenses of $6.8 million.

Cash Flows from Financing Activities

For the six months ended July 31, 2021, net cash provided by financing activities of $3.3 billion was primarily attributable to proceeds from issuance of debt of $3.8 billion, proceeds from capped calls of $160.3 million partially offset by $275.0 million repayment of debt principal, $180.9 million of repurchase and settlement of convertible notes, $116.2 million tax withholding payments on behalf of employees for net share settlements, $89.9 million for payment of our quarterly dividends and $67.3 million payments on technology license obligations.

For the six months ended August 1, 2020, net cash used in financing activities of $158.6 million was primarily attributable to $79.9 million for payment of our quarterly dividends, $56.7 million tax withholding payments on behalf of employees for net share settlements, $42.5 million payments for technology license obligations and $25.2 million for repurchases of our common stock. These outflows were partially offset by proceeds of $48.2 million from employee stock plans.

Contractual Obligations and Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. At July 31, 2021, the Company had approximately $775.6 million in outstanding purchase orders with foundries.

The following table summarizes our contractual obligation as of July 31, 2021 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations by Fiscal Year
	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Contractual obligations:
Principal payments on debt	$22,300	$65,625	$1,462,452	$109,375	$131,250	$2,959,290	$4,750,292
Interest obligations on debt	59,459	118,340	106,170	84,978	80,608	216,797	666,352
Facilities operating leases (1)	23,019	38,077	32,947	23,843	20,164	59,362	197,412
Purchase commitments to foundries (2)	775,625	216,333	212,033	185,157	156,232	—	1,545,380
Capital purchase obligations	74,611	—	—	—	—	—	74,611
Technology license obligations (3)	59,749	85,735	67,795	43,359	309	—	256,947
Other contractual commitments	—	7,292	564	503	350	4,709	13,418
Total contractual obligations	$1,014,763	$531,402	$1,881,961	$447,215	$388,913	$3,240,158	$7,504,412

(1)Amounts exclude contractual sublease proceeds of $39.4 million to be received through fiscal 2031.
(2)Amounts include contractual obligations from capacity reservation agreements, see “Note 10 - Commitments and Contingencies” for details.
(3)Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of July 31, 2021, we have $29.6 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $3.6 million as of July 31, 2021. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $2.1 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2020 Term Loans. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $17.4 million.

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

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at July 31, 2021, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

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
•risks related to changes in general economic conditions, such as the impact of Brexit on the economy in the E.U., political conditions, such as the tariffs and trade restrictions with China and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;
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
•risks related to the effects of any future acquisitions, divestitures or significant investments, such as our proposed acquisition of Innovium, Inc.;
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
•risks related to the potential impact of a significant natural disaster, including earthquakes, fires, floods, droughts, and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
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

Although restrictions have eased in some places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions (such as the U.S., various countries throughout Asia and India) and appearances of new variants of the virus, has resulted, and may continue to result, in their reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to disrupt business activities, trade, and supply chains in many countries. We expect these impacts to continue for the foreseeable future.

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

On April 20, 2021, we completed our acquisition of Inphi. In connection with the transaction, Marvell Technology Group Ltd. became a wholly owned subsidiary of the Company and Inphi became a wholly owned subsidiary of the Company (collectively, these two transactions are referred to as the "Mergers"). In addition, as a result of the transaction, the Company is domiciled in the United States.

The incurrence of substantial indebtedness in connection with the financing of the Mergers has reduced our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

The benefits we expect to realize from the Mergers will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also, “Failure to successfully integrate the businesses of Marvell and Inphi in the expected time frame may adversely affect our future results.”

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

•On December 6, 2019, we sold NXP USA, Inc. certain assets related to our Wi-Fi Connectivity business;

•On April 20, 2021, we completed the acquisition of Inphi; and

•On August 3, 2021, we announced the potential acquisition of Innovium, Inc. (which is subject to customary closing conditions).

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

Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our shares to finance an acquisition, such as our proposed acquisition of Innovium, will result in an increase in the number of outstanding shares and will reduce the ownership percentage of each of our outstanding stockholders.

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

Recent or potential future acquisitions involve a number of risks, including, among others, those associated with our use of a significant portion of our cash and other financial risks.

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

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly and testing facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of most of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by pandemics or other actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In the case of such an event, our revenue, cost of goods sold and results of operations would be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply

The ability of each of our manufacturing partners to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with limited exceptions such as our wafer supply capacity reservation agreement with one of our suppliers, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main manufacturing partners may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

In order to secure sufficient capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with our manufacturing partners or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with, or loans to, such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of components over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results. For example, on July 13, 2021, the Company entered into a wafer supply capacity reservation agreement with a supplier to reserve manufacturing supply capacity due to the current global supply shortage environment. Under the agreement, the Company has agreed to pay certain fees as well as to meet an annual wafer purchase commitment in exchange for the supplier's guarantee to produce a specific minimum quantity of wafers for each of the calendar years from 2022 through 2025. In addition, subsequent to quarter end the Company entered into a capacity reservation agreement with another supplier to reserve additional materials, assembly, and test capacity. Under the agreement, the Company is required to make certain refundable deposits and to meet annual purchase commitments for calendar years from 2022 through 2026 in exchange for the supplier’s guarantee to produce material and reserve capacity for a minimum quantity of devices.

Recent supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs during calendar 2020, and these supply constraints are currently expected to continue throughout calendar 2021 and into calendar 2022. Of these shortages, ABF substrates are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by pandemics or other actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability.

Uncertain Yields and Quality

The fabrication of our products is a complex and technically demanding process. Our technology is transitioning from planar to FINFET transistors. This transition may result in longer qualification cycles and lower yields. Our manufacturing partners have from time to time experienced manufacturing defects and lower manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our partners, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See also, “Costs related to defective products could have a material adverse effect on us.”

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

The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs;

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

We have in the past, and may continue to, make custom or semi-custom products on an exclusive basis for some of our customers for a negotiated period of time. The percentage of our sales related to custom or semi-custom products has been increasing over the last few years. Any revenue from sales of our custom or semi-custom products is directly related to sales of the third-party customer’s products and reflective of their success in the market. We have no control over the marketing efforts of these third-party customers and can't make any assurances that sales of their products will be successful in current or future years. In addition, if these customers are bought by our competitors or other third parties, they may terminate agreements related to these custom or semi-custom products or otherwise limit our access to technology necessary for the production of these products. As a result, there may be no other customers for these products due to their custom or semi-custom nature. Consequently, we may not fully realize our expectations for custom or semi-custom product revenue and our operating results may be adversely affected.

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

Our future success will depend on our ability to develop and introduce new products and enhancements to our existing products that address customer requirements, in a timely and cost-effective manner and are competitive as to a variety of factors. For example, we must successfully identify customer requirements and design, develop and produce products on time that compete effectively as to price, functionality and performance. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex and, due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

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

We make highly complex electronic components and, accordingly, there is a risk of defects in any of our products. Such defects can give rise to the significant costs noted below. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we are subject to damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductors we sell into numerous consumer products, including automobiles. We are exposed to product liability claims if our semiconductors. or the consumer products integrated with our semiconductors (such as automobiles), malfunction and lead to personal injury or death. In addition, our customers may issue recalls on their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such recalls or payments are the result of a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. Recalls of our customers’ products in certain end-markets, such as with our automotive and base station customers, may cause us to incur significant costs.

In addition, despite our testing procedures, we cannot ensure that errors will not be found in new products or releases after commencement of commercial shipments in the future. Such errors could result in:

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

Regulatory activity, such as tariffs, export controls, economic sanctions and vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, addition of companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products, adding to the already challenging macroeconomic environment. Sales to an increasing number of our customers require licenses in order for us to export our products; there can be no assurances that such licenses will be approved by the U.S. Government. For example, we have received notices from the U.S. government that it intends to deny some of our requests for licenses. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government has adopted a new law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. So far in calendar 2021, new restrictions have been implemented which may further impact our business. If export restrictions related to Chinese customers are sustained for a long period of time, or increased, or if other export restrictions are imposed, including restrictions on trade with other countries, it will have an adverse impact on our revenues and results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The current U.S. presidential administration’s policy goals are not fully understood yet, but such policies may include some changes to the status quo, which may cause damage to our business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly and test subcontractors are located in the Pacific Rim region. As a result, disruptions affecting the operations of our suppliers in Taiwan, whether political, military or natural disasters will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 80% and 79% of our net revenue in the three months ended July 31, 2021 and August 1, 2020, respectively.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2021, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including distributors, represented 66% of our net revenue for the fiscal year ended January 30, 2021. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties; or

•customers may be subject to severe business disruptions, including, but not limited to, those driven by financial instability, actual or threatened pandemics, such as the COVID-19 pandemic, or public health emergencies or other global or regional macroeconomic developments.

In addition, there has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships. (for example, Western Digital acquired SanDisk in 2017, and Toshiba Corporation sold control of a portion of its semiconductor business in 2018). Mergers or restructuring among our customers, or their end customers, could increase our customer concentration with a particular customer or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Such future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.

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

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our customer’s product development processes, which may include extensive qualification and testing of components included in their products, including ours. In many cases, they design their products to use components from multiple suppliers. This creates the risk that our customers may decide to cancel or change product plans for products incorporating our semiconductor solutions prior to completion, which makes it even more difficult to forecast customer demand.

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

The semiconductor industry, and specifically the storage, networking and infrastructure markets, is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing semiconductor solutions and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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

As a result of the closing of the transaction with Inphi, the Company is now domiciled in the United States. Therefore, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires for GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal tax rate of 21%, and that federal income tax rate could be increased in the future by the current Congress and presidential administration, which has proposed raising it to as high as 28%. This proposed increased tax rate could cause our overall effective tax rate to increase significantly versus our effective tax rate when we were a Bermuda-domiciled company, which could materially impact our financial results, including our earnings and cash flow.

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

In addition, both in the current period and in a prior period, the Company transferred certain intellectual property to a related entity in Singapore. The impact to the Company was determined based on our determination of the fair value of this property, which required management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. In a future period, local tax authorities may challenge the fair value determinations made by the Company, which could adversely impact our expected tax benefits from this transaction.

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

We paid the cash portion of the consideration for the Mergers and other fees and expenses required to be paid in connection with the Mergers from cash on hand and borrowings. On the closing date of the Mergers, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Term Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Term Loan,” and collectively with the 3-Year Term Loan, the “2020 Term Loan Facility”). The 2020 Term Loan Facility is evidenced by a credit agreement, dated December 7, 2020 (the “2020 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. In addition to the 2020 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (“Revolving Credit Agreement” and together with the 2020 Term Loan Agreement, the “Credit Agreements”), which provides for a $750 million revolving credit facility.

The commitments for the $2.5 billion senior 364-day bridge term loan facility, as evidenced by a commitment letter dated as of October 29, 2020, with JPMorgan Chase Bank, N.A., and the other financial institutions that have joined thereto, terminated in full on the closing date of the Mergers.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the loans incurred under the Credit Agreements will vary based on the applicable public ratings assigned to the senior unsecured long-term indebtedness by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC, Fitch’s and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

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

We had approximately $11.0 billion of goodwill and $6.3 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of July 31, 2021. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

We have determined that our business operates as a single operating segment with five primary components, which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we could have an impairment of goodwill in one or more of such future reporting units.

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

In connection with some of our acquisitions, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) where we have agreed to implement certain cyber security, physical security and training measures and supply agreements to protect national security. As a result of the Mergers pursuant to which we became a U.S. domiciled company, these CFIUS regulatory conditions recently terminated. A portion of the business we acquired in the Avera acquisition requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were previously organized in Bermuda, we have entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the Avera business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. As a result of the transaction with Inphi, we are now domiciled in the United States. As a result, we are requesting to be released from some of the above FOCI-related obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.

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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. Cyber-attacks on us may include viruses and worms, ransomware attacks, phishing attacks, and denial-of-service attacks. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of semiconductor solutions is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. Our ability to attract and retain qualified personnel also depends on how well we maintain a strong workplace culture that is attractive to employees. Changes to United States immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts.

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

In response the COVID-19 pandemic, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we recently announced a hybrid work policy for most of our U.S. based employees, where employees may split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies.

There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Delaware Law may require us to defer payment of declared dividends or suspend share repurchases.

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1.0 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of July 31, 2021. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. As of July 31, 2021, there was $564.5 million remaining available for future share repurchases of the authorization.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party manufacturing partners and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, including the COVID-19 pandemic, or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

If any of our non-U.S. based subsidiaries were classified as a passive foreign investment company, there would be adverse tax consequences.

If any of our non-U.S. based subsidiaries were classified as a “passive foreign investment company” or “PFIC” under section 1297 of the Internal Revenue Code, of 1986, as amended, for any taxable year during which a U.S. holder holds common shares, such U.S. holder generally would be taxed at ordinary income tax rates on any gain realized on the sale or exchange of the shares and on any “excess distributions” (including constructive distributions) received on the shares. Such U.S. holder could also be subject to a special interest charge with respect to any such gain or excess distribution.

An entity would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of its gross income is passive income or (ii) on average, the percentage of its assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). Whether an entity will, in fact, be classified as a PFIC for any taxable year depends on its assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. There can be no assurance that any of our foreign based subsidiaries will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of fiscal 2022, the Company issued an aggregate of 3,864,984 shares of common stock to holders of certain notes that elected to voluntarily convert $193.0 million principal amount of the notes pursuant to the terms and conditions of the Indenture, dated as of September 12, 2016, between Inphi Corporation and Wells Fargo Bank, National Association, as trustee, as amended by the First Supplemental Indenture, dated as of April 20, 2021, and the Indenture, dated as of April 24, 2020, between Inphi Corporation and U.S. Bank National Association, as trustee, as amended by the First Supplemental Indenture, dated as of April 20, 2021. The common stock issued as a result of these conversions were issued in reliance upon the exemption from the registration in Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and the program remains suspended as we focus on reducing our debt and de-levering our balance sheet. As a result, the Company did not repurchase any shares during the three months ended July 31, 2021. Although share repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	001-40357	2.1	10/30/2020
3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021
3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021
4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021
4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021
4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.1	4/12/2021
4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	001-40359	4.2	4/12/2021
4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	001-40359	4.3	4/12/2021
4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.4)	8-K	001-40359	4.4	4/12/2021
4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit B to Exhibit 4.4)	8-K	001-40359	4.5	4/12/2021
4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/12/2021
4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.8)	8-K	001-40357	4.3	4/12/2021
4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.8)	8-K	001-40357	4.4	4/12/2021
4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	001-40357	4.1	4/19/2021
10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021
10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.1	12/8/2020
10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	001-40357	10.3	12/8/2020
10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021
10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	001-40357	10.1	4/12/2021
10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	001-40357	4.1	4/20/2021
10.8#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) (as amended and restated as of April 2, 2021)	S-8	001-40357	4.2	4/20/2021
10.9#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	001-40357	4.3	4/20/2021
10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.1	12/4/2019
10.11	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.2	12/4/2019
10.12	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.3	12/4/2019
10.13	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.6	12/4/2019
10.14	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.5	12/4/2019
10.15	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.4	12/4/2019
10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	001-40357	4.10	4/20/2021
10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021
10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021
10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016
10.20#	Fiscal Year 2022 Named Executive Officer Compensation	10-Q	001-40357	10.20	6/9/2021
10.21#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021				Filed herewith
10.22#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: August 27, 2021	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)