Form 10-Q
period 2021-10-30
Marvell Technology, Inc.
filed 2021-12-03
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of November 26, 2021 was 843.8 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	October 30, 2021	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$523,502	$748,467
Accounts receivable, net	978,261	536,668
Inventories	628,600	268,228
Prepaid expenses and other current assets	114,451	63,782
Total current assets	2,244,814	1,617,145
Property and equipment, net	444,003	326,125
Goodwill	11,446,444	5,336,961
Acquired intangible assets, net	6,439,106	2,270,700
Deferred tax assets	528,985	672,424
Other non-current assets	915,490	541,569
Total assets	$22,018,842	$10,764,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440,592	$252,419
Accrued liabilities	521,905	435,616
Accrued employee compensation	222,835	189,421
Short-term debt	52,205	199,641
Total current liabilities	1,237,537	1,077,097
Long-term debt	4,504,321	993,170
Other non-current liabilities	590,640	258,853
Total liabilities	6,332,498	2,329,120
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.002 par value	1,682	1,350
Additional paid-in capital	14,148,741	6,331,013
Retained earnings	1,535,921	2,103,441
Total stockholders’ equity	15,686,344	8,435,804
Total liabilities and stockholders’ equity	$22,018,842	$10,764,924
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net revenue	$1,211,245	$750,143	$3,119,405	$2,171,081
Cost of goods sold	623,425	369,083	1,741,614	1,103,863
Gross profit	587,820	381,060	1,377,791	1,067,218
Operating expenses:
Research and development	371,894	255,637	1,025,037	812,360
Selling, general and administrative	243,406	115,501	704,033	350,322
Restructuring related charges	5,861	19,312	31,041	161,189
Total operating expenses	621,161	390,450	1,760,111	1,323,871
Operating loss	(33,341)	(9,390)	(382,320)	(256,653)
Interest income	189	608	561	2,243
Interest expense	(35,423)	(16,066)	(104,378)	(48,531)
Other income (loss), net	999	299	568	3,613
Interest and other income (loss), net	(34,235)	(15,159)	(103,249)	(42,675)
Loss before income taxes	(67,576)	(24,549)	(485,569)	(299,328)
Benefit for income taxes	(5,044)	(1,641)	(58,367)	(5,494)
Net loss	$(62,532)	$(22,908)	$(427,202)	$(293,834)

Net loss per share - basic	$(0.08)	$(0.03)	$(0.55)	$(0.44)

Net loss per share - diluted	$(0.08)	$(0.03)	$(0.55)	$(0.44)

Weighted-average shares:
Basic	828,635	670,487	781,008	667,186
Diluted	828,635	670,487	781,008	667,186
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net loss	$(62,532)	$(22,908)	$(427,202)	$(293,834)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	—	(450)	—	—
Other comprehensive income (loss), net of tax	—	(450)	—	—
Comprehensive loss, net of tax	$(62,532)	$(23,358)	$(427,202)	$(293,834)
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 30, 2021	675,402	$1,350	$6,331,013	$2,103,441	$8,435,804
Issuance of common stock in connection with equity incentive plans	2,179	5	505	—	510
Tax withholdings related to net share settlement of restricted stock units	—	—	(68,416)	—	(68,416)
Share-based compensation	—	—	92,705	—	92,705
Issuance of common stock in connection with acquisitions	129,222	259	5,910,927	—	5,911,186
Equity related issuance cost	—	—	(8,177)	—	(8,177)
Replacement equity awards attributable to pre-acquisition service	—	—	82,346	—	82,346
Conversion feature of convertible notes	—	—	244,155	—	244,155
Impact of repurchases of convertible notes	7,115	14	234,333	—	234,347
Conversion of convertible notes to common stock	2,502	5	59,704	—	59,709
Cash dividends declared and paid ($0.06 per share)	—	—	—	(40,557)	(40,557)
Net loss	—	—	—	(88,242)	(88,242)
Balance at May 1, 2021	816,420	$1,633	$12,879,095	$1,974,642	$14,855,370
Issuance of common stock in connection with equity incentive plans	2,947	5	40,168	—	40,173
Tax withholdings related to net share settlement of restricted stock units	—	—	(41,928)	—	(41,928)
Share-based compensation	—	—	122,322	—	122,322
Issuance of common stock in connection with acquisitions	145	—	6,625	—	6,625
Conversion of convertible notes to common stock	3,865	8	84,387	—	84,395
Cash dividends declared and paid ($0.06 per share)	—	—	—	(49,332)	(49,332)
Net loss	—	—	—	(276,428)	(276,428)
Balance at July 31, 2021	823,377	$1,646	$13,090,669	$1,648,882	$14,741,197
Issuance of common shares in connection with equity incentive plans	1,677	3	2,087	—	2,090
Tax withholdings related to net share settlement of restricted stock units	—	—	(52,851)	—	(52,851)
Share-based compensation	—	—	121,249	—	121,249
Issuance of common stock in connection with acquisitions	16,484	33	954,254	—	954,287
Replacement equity awards attributable to pre-acquisition service	—	—	33,224	—	33,224
Conversion of convertible notes to common stock	2	—	109	—	109
Cash dividends declared and paid ($0.06 per share)	—	—	—	(50,429)	(50,429)
Net loss	—	—	—	(62,532)	(62,532)
Balance at October 30, 2021	841,540	$1,682	$14,148,741	$1,535,921	$15,686,344

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 1, 2020	663,481	$1,328	$6,135,939	$—	$2,541,313	$8,678,580
Issuance of common stock in connection with equity incentive plans	2,993	5	5,466	—	—	5,471
Tax withholdings related to net share settlement of restricted stock units	—	—	(31,498)	—	—	(31,498)
Share-based compensation	—	—	60,199	—	—	60,199
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,763)	(39,763)
Net loss	—	—	—	—	(113,033)	(113,033)
Other comprehensive income	—	—	—	868	—	868
Balance at May 2, 2020	665,223	$1,330	$6,144,907	$868	$2,388,517	$8,535,622
Issuance of common stock in connection with equity incentive plans	4,794	10	42,763	—	—	42,773
Tax withholdings related to net share settlement of restricted stock units	—	—	(25,212)	—	—	(25,212)
Share-based compensation	—	—	62,784	—	—	62,784
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(40,119)	(40,119)
Net loss	—	—	—	—	(157,893)	(157,893)
Other comprehensive loss	—	—	—	(418)	—	(418)
Balance at August 1, 2020	670,017	$1,340	$6,225,242	$450	$2,190,505	$8,417,537
Issuance of common shares in connection with equity incentive plans	1,720	3	2,251	—	—	2,254
Tax withholdings related to net share settlement of restricted stock units	—	—	(25,911)	—	—	(25,911)
Share-based compensation	—	—	59,324	—	—	59,324
Cash dividends declared and paid ($0.06 per share)	—	—	—		(40,229)	(40,229)
Net loss	—	—	—	—	(22,908)	(22,908)
Other comprehensive loss	—	—	—	(450)	—	(450)
Balance at October 31, 2020	671,737	$1,343	$6,260,906	$—	$2,127,368	$8,389,617

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net loss	$(427,202)	$(293,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	189,677	149,922
Share-based compensation	325,922	182,060
Amortization of acquired intangible assets	684,593	333,934
Amortization of inventory fair value adjustment associated with acquisitions	191,030	17,284
Amortization of deferred debt issuance costs and debt discounts	19,031	3,217
Restructuring related impairment charges	5,205	123,559
Other expense, net	60,053	19,448
Deferred income taxes	(67,570)	415
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(341,444)	2,075
Prepaid expenses and other assets	(65,339)	(8,692)
Inventories	(200,675)	29,817
Accounts payable	93,788	34,768
Accrued employee compensation	12,980	38,202
Accrued liabilities and other non-current liabilities	(7,004)	26,817
Net cash provided by operating activities	473,045	658,992
Cash flows from investing activities:
Purchases of technology licenses	(9,371)	(8,476)
Purchases of property and equipment	(130,483)	(88,242)
Acquisitions, net of cash acquired	(3,539,729)	—
Other, net	(2,457)	223
Net cash used in investing activities	(3,682,040)	(96,495)
Cash flows from financing activities:
Repurchases of common stock	—	(25,202)
Proceeds from employee stock plans	42,784	50,490
Tax withholding paid on behalf of employees for net share settlement	(169,001)	(82,626)
Dividend payments to stockholders	(140,318)	(120,111)
Payments on technology license obligations	(97,858)	(76,794)
Proceeds from issuance of debt	3,806,096	—
Principal payments of debt	(425,938)	(100,000)
Payment for repurchases and settlement of convertible notes	(181,207)	—
Proceeds from capped calls	160,319	—
Payment of equity and debt financing costs	(11,850)	(22,313)
Other, net	1,003	(1,504)
Net cash provided by (used in) financing activities	2,984,030	(378,060)
Net increase (decrease) in cash and cash equivalents	(224,965)	184,437
Cash and cash equivalents at beginning of period	748,467	647,604
Cash and cash equivalents at end of period	$523,502	$832,041
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended October 30, 2021, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2021 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2021 had a 52-week year. Fiscal 2022 is a 52-week year.

On April 20, 2021, the Company completed its acquisition of Inphi Corporation (“Inphi”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The unaudited condensed consolidated financial statements include the operating results of Inphi for the period from the date of acquisition through the Company’s third quarter ended October 30, 2021. See “Note 3 - Business Combinations”, “Note 4 - Goodwill and Acquired Intangible Assets, Net” for more information.

In conjunction with the acquisition transaction, Marvell Technology Group Ltd. and Inphi became wholly owned subsidiaries of the new parent company, MTI, on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States. See “Note 12 - Income Taxes” for more information.

On October 5, 2021, the Company completed its acquisition of Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. The unaudited condensed consolidated financial statements include the operating results of Innovium for the period from the date of acquisition through the Company’s third quarter ended October 30, 2021. See “Note 3 - Business Combinations”, “Note 4 - Goodwill and Acquired Intangible Assets, Net” for more information.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accounting Pronouncements Not Yet Effective

In August 2020, the FASB issued an accounting standards update that simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The standard requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. It also made changes to the disclosures for convertible instruments and earnings-per-share guidance, among other updates. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023, with early adoption permitted and permits the use of either the modified retrospective or fully retrospective method of transition. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In October 2021, the FASB issued an accounting standards update that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, with early adoption permitted. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

Note 3. Business Combinations

Innovium

On October 5, 2021, the Company completed the acquisition of Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction for total purchase consideration of $1.0 billion attributable to stock consideration of $994.2 million and the fair value of a previously held equity interest of $10.0 million. The Innovium acquisition was primarily intended to allow the Company to immediately participate in the fastest growing segment of the switch market with a cloud-optimized solution. In accordance with the terms of the Agreement and Plan of Merger dated August 2, 2021 (the “Innovium merger agreement”), the Company’s common stock was issued in exchange for all outstanding equity of Innovium, including shares of Innovium’s preferred and common stock, employee equity awards and warrants.

The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Innovium acquisition is not expected to be deductible for tax purposes.

The following table summarized the total merger consideration (in thousands):

Common stock issued or to be issued	$971,022
Stock consideration for replacement equity awards attributable to pre-combination service	33,224
Total merger consideration	$1,004,246

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

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$60,436
Inventories	69,991
Goodwill	470,000
Acquired intangible assets, net	433,000
Other, net	(29,181)
Total merger consideration	$1,004,246

The Company incurred total acquisition related costs of $11.9 million during the three and nine months ended October 30, 2021, which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Post acquisition revenue and income (loss) on a standalone basis is impracticable to determine as the Company integrated Innovium into its existing financial systems and operations in the third quarter ended October 30, 2021.

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

The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Inphi acquisition is not expected to be deductible for tax purposes.

The following table summarized the total merger consideration (in thousands):

Cash consideration	$3,673,217
Common stock issued	5,917,811
Stock consideration for replacement equity awards attributable to pre-combination service	82,346
Equity component of convertible debt	244,155
Total merger consideration	$9,917,529

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

In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 4 - Goodwill and Acquired Intangible Assets, Net” for additional information.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$72,251
Accounts receivable, net	99,728
Inventories	270,382
Prepaid expenses and other current assets	213,292
Property and equipment, net	98,528
Acquired intangible assets, net	4,420,000
Other non-current assets	145,856
Goodwill	5,639,483
Accounts payable and accrued liabilities	(189,807)
Convertible debt - short-term	(313,664)
Convertible debt - long-term	(240,317)
Other non-current liabilities	(298,203)
Total merger consideration	$9,917,529

The amounts presented in the table above is the purchase price allocation reported in the Company’s Form 10-Q for the second quarter ended July 31, 2021. There were no measurement period adjustments during the third quarter ended October 30, 2021.

There were no acquisition costs incurred in the three months ended October 30, 2021. The Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations for the nine months ended October 30, 2021. The Company also incurred $39.8 million of aggregate debt financing costs. As of October 30, 2021, $2.5 million is included in short-term debt, and $32.0 million is included in long-term debt on the accompanying unaudited condensed consolidated balance sheets. See “Note 5 - Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets.

Post acquisition revenue and income (loss) on a standalone basis is impracticable to determine as the Company integrated Inphi into its existing financial systems and operations in the second quarter ended July 31, 2021.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Innovium and Inphi had been acquired as of the beginning of fiscal year 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2021, non-recurring pro forma adjustments directly attributable to the Innovium and Inphi acquisitions in the pro forma information presented below included (i) share-based compensation expense of $46.7 million, (ii) the purchase accounting effect of inventories acquired of $233.0 million, (iii) interest expense of $11.4 million, and (iv) transaction costs of $77.4 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited condensed consolidated results of operations of the combined business had the Inphi acquisition actually occurred at the beginning of fiscal year 2021 or of the results of our future operations of the combined business.

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Nine Months Ended
	October 30, 2021	October 31, 2020
Pro forma net revenue	$3,295,498	$2,693,723
Pro forma net loss	$(262,210)	$(1,213,149)

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of October 30, 2021 and January 30, 2021 is $11.4 billion and $5.3 billion respectively. See “Note 3 - Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

In connection with the Innovium acquisition on October 5, 2021, the Company acquired $433.0 million of intangible assets as follows (in thousands, except for weighted-average useful life as of acquisition date):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$274,000	8.00
Customer contracts and related relationships	66,000	8.00
IPR&D	93,000	n/a
	$433,000

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
	$4,420,000

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of October 30, 2021 and January 30, 2021, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	October 30, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,740,000	$(1,154,971)	$3,585,029	5.41
Customer contracts and related relationships	2,179,000	(428,370)	1,750,630	5.45
Order backlog	70,000	(45,642)	24,358	0.28
Trade names	73,000	(22,911)	50,089	4.17
Total acquired amortizable intangible assets	$7,062,000	$(1,651,894)	$5,410,106	5.39
IPR&D	1,029,000	—	1,029,000	n/a
Total acquired intangible assets	$8,091,000	$(1,651,894)	$6,439,106

	January 30, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,454,000	$(724,215)	$1,729,785	5.54
Customer contracts and related relationships	643,000	(228,845)	414,155	5.62
Trade names	23,000	(14,240)	8,760	2.20
Total acquired amortizable intangible assets	$3,120,000	$(967,300)	$2,152,700	5.54
IPR&D	118,000	—	118,000	n/a
Total acquired intangible assets	$3,238,000	$(967,300)	$2,270,700

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

Amortization expense for acquired intangible assets for the three and nine months ended October 30, 2021 was $279.3 million and $684.6 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended October 31, 2020 was $109.4 million and $333.9 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of October 30, 2021 (in thousands):

Fiscal Year	Amount
Remainder of 2022	$285,684
2023	1,050,897
2024	1,039,160
2025	987,134
2026	902,277
Thereafter	1,144,954
$5,410,106

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Debt

The following table summarizes the Company’s outstanding debt at October 30, 2021 and January 30, 2021 (in thousands):

	October 30, 2021	January 30, 2021
Face Value Outstanding:
2018 Term Loan	$—	$200,000
2020 Term Loan - 3 Year Tranche	735,000	—
2020 Term Loan - 5 Year Tranche	864,063	—
Term Loan Total	1,599,063	200,000
4.200% MTG/MTI 2023 Senior Notes	499,952	500,000
4.875% MTG/MTI 2028 Senior Notes	499,915	500,000
1.650% 2026 Senior Notes	500,000	—
2.450% 2028 Senior Notes	750,000	—
2.950% 2031 Senior Notes	750,000	—
Senior Notes Total	2,999,867	1,000,000
Total borrowings	$4,598,930	$1,200,000
Less: Unamortized debt discount and issuance cost	(42,404)	(7,189)
Net carrying amount of debt	$4,556,526	$1,192,811
Less: Current portion - Term Loan (1)	52,205	199,641
Non-current portion	$4,504,321	$993,170

(1)As of October 30, 2021, the current portion of outstanding debt includes the 2020 Term Loan - 5 Year Tranche, which is due within twelve months. The Company intends to repay the amount with operating cash flow.

On April 20, 2021, the Company completed its acquisition of Inphi. As part of the acquisition, the Company assumed $15.7 million principal amount of Inphi’s 0.75% convertible senior notes due 2021 (the “Inphi 2021 Convertible Notes”) and $506.0 million principal amount of Inphi’s 0.75% convertible senior notes due 2025 (the “Inphi 2025 Convertible Notes”, and together with the 2021 Notes, the “Inphi Convertible Notes”). As of October 30, 2021, the Inphi Convertible Notes have been settled. See “Note 3 - Business Combinations” for more information. In connection with the acquisition, the Company entered into a series of financing arrangements from December 2020 through April 2021 as summarized below. In April 2021, the Company also terminated a $2.5 billion bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time of the Inphi merger agreement execution in October 2020. The bridge loan was never drawn upon. The Company recognized a write-off of $11.4 million in capitalized debt issuance costs related to the termination of the bridge loan commitment during the quarter ended May 1, 2021.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 1.655% as of October 30, 2021. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 1.798% as of October 30, 2021. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. During the quarter ended October 30, 2021, the Company repaid $140 million of the principal outstanding of the 3-Year Tranche Loan, and wrote off $1.1 million of associated unamortized debt issuance costs. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the quarter ended October 30, 2021, the Company repaid $10.9 million of the principal outstanding of the 5-Year Tranche Loan.

The 2020 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of October 30, 2021, the Company has $1.6 billion Term Loan borrowings outstanding, and is in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (the “2020 Revolving Credit Facility”) with a lending syndicate led by JPMorgan Chase Bank, N.A for borrowings of up to $750.0 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at October 30, 2021.

On May 4, 2021, the Company drew down $75.0 million on the 2020 Revolving Credit Facility. On July 6, 2021, the Company repaid the outstanding balance of the 2020 Revolving Credit Facility in full. As of October 30, 2021, the 2020 Revolving Credit Facility is undrawn.

Subsequent to quarter end, on November 22, 2021, the Company drew down $90.0 million on the 2020 Revolving Credit Facility. The Company intends to repay the drawn amount by the end of fiscal year 2022.

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

2026, 2028, and 2031 Senior Unsecured Notes

On April 12, 2021, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 1.650% Senior Notes due 2026 (the “2026 Senior Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 2.450% Senior Notes due 2028 (the “2028 Senior Notes”) and (iii) $750.0 million aggregate principal amount of the Company’s 2.950% Senior Notes due 2031 (the “2031 Senior Notes”, and, together with the 2026 Senior Notes and the 2028 Senior Notes, the “Senior Notes”). On October 8, 2021, the Senior Notes issued on April 12, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Senior Notes issued in April 2021 do not apply to the new notes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of October 30, 2021, the Company had $2.0 billion Senior Notes borrowings outstanding.

2023 and 2028 Senior Unsecured Notes

On June 22, 2018, the Company’s Bermuda-based parent company Marvell Technology Group, Ltd. (“MTG”) completed a public offering of (i) $500.0 million aggregate principal amount of 4.200% Senior Notes due 2023 (the “MTG 2023 Notes”) and (ii) $500.0 million aggregate principal amount of 4.875% Senior Notes due 2028 (the “MTG 2028 Notes” and, together with the 2023 Notes, the “MTG Senior Notes”).

In April 2021, in conjunction with the Company’s U.S. domiciliation, the Company commenced Exchange Offers on April 19, 2021 for the outstanding $1.0 billion in aggregate principal amount of MTG Senior Notes outstanding in exchange for corresponding senior notes to be issued by the Company’s new U.S. domiciled parent Marvell Technology, Inc. (“MTI”). MTI made an offer to (i) exchange any and all of the outstanding MTG 2023 Notes for up to an aggregate principal amount of $500.0 million of new 4.200% Senior Notes due 2023 issued by MTI (the “MTI 2023 Notes”) and to (ii) exchange any and all of the outstanding MTG 2028 Notes for up to an aggregate principal amount of $500.0 million of new 4.875% Senior Notes due 2028 issued by MTI (the “MTI 2028 Notes” and, together with the MTI 2023 Notes, the “MTI Senior Notes”). Each new series of MTI Senior Notes have the same interest rate, maturity date, redemption terms and interest payment dates and are subject to substantially similar covenants as the corresponding series of the MTG Senior Notes for which they were offered in exchange.

The settlement of the Exchange Offers occurred on May 4, 2021 with $433.9 million aggregate principal amount of the MTG 2023 Notes and $479.5 million aggregate principal amount of the MTG 2028 Notes. The exchange was accounted for as a debt modification in accordance with applicable accounting guidance.

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

The MTG 2023 Notes mature on June 22, 2023 and the MTG 2028 Notes mature on June 22, 2028. The stated and effective interest rates for the MTG 2023 Notes are 4.200% and 4.360%, respectively. The stated and effective interest rates for the MTG 2028 Notes are 4.875% and 4.940%, respectively. The Company may redeem the MTG Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in MTG Senior Notes.

As of October 30, 2021, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

Inphi Convertible Notes

As a result of the Inphi acquisition, the Company assumed all of Inphi’s outstanding convertible notes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Inphi 2021 Convertible Notes

In September 2016, Inphi issued $287.5 million of 0.75% convertible senior notes due 2021. The Inphi 2021 Convertible Notes are governed by the terms of an indenture dated September 12, 2016 (the “Inphi 2021 Convertible Notes Indenture”). The Inphi 2021 Convertible Notes matured on September 1, 2021, unless earlier converted or repurchased. Interest on the Inphi 2021 Convertible Notes was payable on March 1 and September 1 of each year.

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

As part of the Inphi acquisition, the Company assumed $15.7 million principal amount of Inphi’s 2021 Convertible Notes with a fair value of $48.0 million. The Inphi acquisition constituted a fundamental change under the Inphi 2021 Convertible Notes Indenture. As a result, the Inphi 2021 Convertibles Notes were convertible into Inphi conversion units of 17.7522 per $1,000 in principal amount of such notes from April 20, 2021 through June 3, 2021. Based on the terms of the Inphi merger agreement, the holders of the Inphi 2021 Convertible Notes received 41.2384 shares of the Company’s common stock and $1,171.65 in cash per $1,000 in principal amount of such notes upon conversion. From June 4, 2021 through August 31, 2021, the Inphi 2021 Convertible Notes were convertible into Inphi conversion units of 17.7508 per $1,000 in principal amount of such notes. Based on the terms of the Inphi merger agreement, the holders of the Inphi 2021 Convertible Notes would receive 41.2351 shares of the Company’s common stock and $1,171.55 in cash per $1,000 in principal amount of such notes upon conversion. The Company has elected to measure the Inphi 2021 Convertible Notes at fair value.

A total of $9.6 million in aggregate principal of the Inphi 2021 Convertible Notes was settled pursuant to the Exchange Agreements (discussed below). Between April 20 and September 1, 2021, $6.1 million in aggregate principal of the Inphi 2021 Convertible Notes was converted into 0.2 million shares of the Company’s common stock and $7.1 million in cash pursuant to the contractual terms of the Inphi 2021 Convertible Notes Indenture.

The Inphi 2021 Convertible Notes matured on September 1, 2021 and the Company settled the remaining outstanding balance.

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

As of October 30, 2021, there was no outstanding balance of Inphi 2025 Convertible Notes.

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

In connection with the Inphi acquisition, the Company entered into unwind agreements related to the Inphi Capped Calls. Based on the terms of the unwind agreements, the Inphi Capped Calls do not qualify for equity classification. As such, the Company has classified the Inphi Capped Calls as assets and included in “prepaid expenses and other current assets” in the unaudited condensed consolidated balance sheet. Under the unwind agreements, the Company and the counterparties agreed to settle a portion of Inphi Capped Calls for a fixed payment of $74.1 million, which were settled on April 23, 2021. The remaining Inphi Capped Calls provide for variable cash settlement based on the Company’s stock price. These capped calls qualify as derivatives and, accordingly, the Company measures these capped calls at fair value, with changes in fair value reported in earnings. The Company reports cash flows from capped calls in cash flows from financing activities. In connection with the Exchange Agreements (discussed below), a portion of the remaining Inphi Capped Calls were settled for $35.5 million on April 29, 2021. As of October 30, 2021, there was no outstanding balance of Inphi Capped Calls.

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

Interest Expense and Future Contractual Maturities

During the three and nine months ended October 30, 2021, the Company recognized $33.6 million and $86.6 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding borrowings.

During the three and nine months ended October 31, 2020, the Company recognized $14.1 million and $43.6 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding borrowings.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of October 30, 2021, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$10,938
2023	65,625
2024	1,322,452
2025	109,375
2026	131,250
Thereafter	2,959,290
Total	$4,598,930

Note 6. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by end market (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 30, 2021	% of Total	October 31, 2020	% of Total	October 30, 2021	% of Total	October 31, 2020	% of Total
Net revenue by end market:
Data center	$499,748	41%	$239,159	32%	$1,210,536	39%	$771,546	36%
Carrier infrastructure	215,108	18%	168,584	23%	579,330	19%	433,269	20%
Enterprise networking	247,210	20%	158,933	21%	644,786	21%	475,313	22%
Consumer	182,535	15%	152,269	20%	514,581	16%	406,930	19%
Automotive/industrial	66,644	6%	31,198	4%	170,172	5%	84,023	3%
	$1,211,245		$750,143		$3,119,405		$2,171,081

The Company classifies end market revenue by using estimates and assumptions based on historical experience and knowledge of current conditions, given available information.

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 30, 2021	% of Total	October 31, 2020	% of Total	October 30, 2021	% of Total	October 31, 2020	% of Total
Net revenue based on destination of shipment:
China	$558,899	46%	$324,927	43%	$1,388,292	45%	$908,255	42%
United States	123,969	10%	73,751	10%	334,545	11%	241,814	11%
Thailand	97,381	8%	55,617	7%	258,158	8%	183,625	8%
Malaysia	65,620	5%	73,582	10%	196,633	6%	198,436	9%
Japan	68,195	6%	32,811	4%	168,427	5%	104,676	5%
Philippines	52,987	4%	44,356	6%	156,309	5%	118,485	5%
Other	244,194	21%	145,099	20%	617,041	20%	415,790	20%
	$1,211,245		$750,143		$3,119,405		$2,171,081

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

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

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 30, 2021	% of Total	October 31, 2020	% of Total	October 30, 2021	% of Total	October 31, 2020	% of Total
Net revenue by customer type:
Direct customers	$893,495	74%	$573,759	76%	$2,284,589	73%	$1,646,511	76%
Distributors	317,750	26%	176,384	24%	834,816	27%	524,570	24%
	$1,211,245		$750,143		$3,119,405		$2,171,081

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the nine months ended October 30, 2021 that was included in the deferred revenue balance at January 30, 2021 was not material.

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

Note 7. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2022 (the “Fiscal 2022 Plan”) in order to realign the organization and enable further investment in key priority areas. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $5.9 million and $31.0 million for the three and nine months ended October 30, 2021, respectively, which includes $1.2 million and $21.1 million of charges related to the Fiscal 2022 Plan. The Company expects to complete these restructuring actions by the end of fiscal 2023.

In prior years, the Company initiated restructuring plans in order to realign the organization and enable further investment in key priority areas. Restructuring charges were mainly comprised of severance and other one-time termination benefits, facility closures where sites were redundant within the same region or no longer suitably sized for the local employee base, and other costs. These plans are substantially complete. The Company recorded restructuring related charges of $19.3 million and $170.8 million for the three and nine months ended October 31, 2020, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table provides a summary of restructuring related charges, as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of goods sold	$—	$—	$—	$9,594
Restructuring related charges	5,861	19,312	31,041	161,189
	$5,861	$19,312	$31,041	$170,783

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Employee Severance	Other	Total
Liability at January 30, 2021	$5,596	$5,204	$10,800
Charges	24,215	6,826	31,041
Cash payments	(22,308)	(5,888)	(28,196)
Non-cash items	—	(2,661)	(2,661)
Liability at October 30, 2021	$7,503	$3,481	$10,984

The current and non-current portions of the restructuring liability at October 30, 2021 of $9.7 million and $1.3 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

Note 8. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	October 30, 2021	January 30, 2021
Inventories:
Work-in-process	$516,649	$187,351
Finished goods	111,951	80,877
Inventories	$628,600	$268,228

The inventory balance at October 30, 2021 includes $41.9 million related to the remaining inventory fair value adjustment from the Innovium acquisition.

	October 30, 2021	January 30, 2021
Property and equipment, net:
Machinery and equipment	$853,484	$693,689
Land, buildings, and leasehold improvements	291,409	284,532
Computer software	107,712	103,789
Furniture and fixtures	28,732	26,990
	1,281,337	1,109,000
Less: Accumulated depreciation and amortization	(837,334)	(782,875)
Property and equipment, net	$444,003	$326,125

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	October 30, 2021	January 30, 2021
Other non-current assets:
Technology and other licenses	$506,145	$242,244
Operating right-of-use assets	153,780	101,411
Prepaid ship and debits	139,754	131,657
Prepayments on supply capacity reservation agreements	30,250	—
Non-marketable equity investments	26,751	7,646
Other	58,810	58,611
Other non-current assets	$915,490	$541,569

	October 30, 2021	January 30, 2021
Accrued liabilities:
Variable consideration estimates (1)	$197,217	$180,995
Technology license obligations	104,716	71,130
Deferred non-recurring engineering credits	57,562	37,300
Lease liabilities - current portion	41,868	32,461
Deferred revenue	37,389	16,146
Accrued interest	20,344	8,709
Accrued royalty	15,920	12,740
Accrued legal reserve	9,003	50,101
Other	37,886	26,034
Accrued liabilities	$521,905	$435,616
(1) Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	October 30, 2021	January 30, 2021
Other non-current liabilities
Technology license obligations	$308,287	$86,241
Lease liabilities-non current	150,847	104,417
Deferred tax liabilities	56,262	22,359
Non-current income tax payable	34,237	22,526
Other	41,007	23,310
Other non-current liabilities	$590,640	$258,853

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income

As of October 30, 2021, there are no changes in accumulated other comprehensive income (loss) by components. The changes in accumulated other comprehensive income (loss) by components for the comparative period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income before reclassifications	1,214
Amounts reclassified from accumulated other comprehensive income	(1,214)
Net current-period other comprehensive income, net of tax	—
Balance at Balance at October 31, 2020	$—

Consolidated Statements of Cash Flows

Noncash consideration paid for the acquisitions of Inphi and Innovium was $7.2 billion during the nine months ended October 30, 2021.

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of October 30, 2021, there was $564.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company temporarily suspended the share repurchase program in late March 2020 to preserve cash during the COVID-19 pandemic. The Company is focused on reducing its debt and de-levering its balance sheet. As a result, the Company did not repurchase any shares during the three and nine months ended October 30, 2021. The Company repurchased 1.3 million of its common shares for $25.2 million during the nine months ended October 31, 2020. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s Level 1 assets include marketable equity investments that are classified as other non-current assets and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yields. In addition, the severance pay fund is classified as a Level 2 asset as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at October 30, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$167,636	$—	$167,636
Other non-current assets:
Marketable equity investments	1,234	—	—	1,234
Severance pay fund	—	697	—	697
Total assets	$1,234	$168,333	$—	$169,567

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. They are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of October 30, 2021, non-marketable equity investments had a carrying value of $26.8 million and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 30, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$114,645	$—	$114,645
Other non-current assets:
Severance pay fund	—	623	—	623
Total assets	$—	$115,268	$—	$115,268

Fair Value of Debt

The Company classified the 2020 Term Loan, the 2023 Notes, the 2026 Notes, 2028 Notes, and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2020 Term Loan approximates its fair value as the 2020 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.1 billion at October 30, 2021 and $1.1 billion at January 30, 2021, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 10. Commitments and Contingencies

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test & assembly partners, and technology license fee payment obligations.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Total future unconditional purchase commitments as of October 30, 2021 are as follows (in thousands):

Fiscal Year	Purchase commitments to foundries and test & assembly partners	Technology license fees
Remainder of 2022	$61,899	$41,562
2023	1,068,090	128,292
2024	498,975	96,842
2025	541,868	74,178
2026	498,569	32,533
Thereafter	539,972	227,992
Total unconditional purchase commitments	$3,209,373	$601,399

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers this fiscal year due to the current global supply shortage environment. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from four to ten years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitments, the agreements either require the Company to pay a fee for the difference between the actual purchases and the purchase commitment or lose priority to reserved capacity for a period of time. The Company currently estimates that it has agreed to purchase level commitments of at least $2.4 billion of wafers, substrates, and other manufacturing products for the fiscal years 2022 through 2031 under the capacity reservation agreements. In addition, total fees payable under these arrangements are $213.5 million in fiscal years 2022 through 2026. Such purchase commitments are summarized in the preceding table.

In September 2021, the Company entered into an IP licensing agreement with a vendor which provides complete access to the vendor’s IP portfolio for 10 years. The arrangement provides access to IP over the term of the contract, including existing IP, as well as IP in development, and to be developed in the future. The contract provides support and maintenance over the term of the contract as well. Aggregate fees of $354 million are payable quarterly over the contract term.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 11. Stockholders’ Equity

Innovium Acquisition-related Equity Awards and the Innovium 2015 EIP

Following the Innovium acquisition and in accordance with the Innovium merger agreement, certain outstanding options to purchase shares of Innovium common stock and certain restricted stock units with respect to Innovium common stock, each granted under the Innovium Amended and Restated 2015 Stock Incentive Plan (“Innovium 2015 EIP”), were assumed by the Company and converted into options to purchase common shares of the Company and restricted stock units with respect to common shares of the Company, respectively. The Company filed a registration statement on October 5, 2021 to register 1,232,805 common shares of the Company, issuable under the Innovium 2015 EIP, comprised of 421,648 common shares issuable pursuant to outstanding but unexercised options under the Innovium 2015 EIP and 811,157 common shares issuable pursuant to outstanding unvested restricted stock units under the Innovium 2015 EIP.

The Innovium 2015 EIP was adopted by Innovium on January 2015 and amended and restated in September 2020. The Innovium 2015 EIP provided for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. Awards under the Innovium 2015 EIP generally vest over 3 to 4 years.

The awards under the Innovium 2015 EIP assumed by the Company in the Innovium acquisition were measured at the acquisition date based on the estimated fair value of $80.9 million. A portion of that fair value, $39.8 million, which represented the pre-acquisition service provided by employees to Innovium, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $41.1 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the three and nine months ended October 30, 2021, the Company recognized $4.1 million of share-based compensation expense in connection with the acquisition of Innovium, of which $2.9 million was due to the accelerated vesting of outstanding equity awards of certain Innovium employees. During the three and nine months ended October 30, 2021, Innovium merger equity consideration related tax withholdings of $10.6 million were included as a component of tax withholdings for net share settlement of restricted stock units in the accompanying unaudited condensed consolidated statement of stockholders’ equity.

Inphi Acquisition-related Equity Awards and the Inphi 2010 EIP

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

The awards under the Inphi 2010 EIP assumed by the Company in the Inphi acquisition were measured at the acquisition date based on the estimated fair value of $589.7 million. A portion of that fair value, $161.7 million, which represented the pre-acquisition service provided by employees to Inphi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $428.0 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Summary of Share-based Compensation Expense

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of goods sold	$9,370	$4,435	$21,838	$12,055
Research and development	75,514	36,856	184,577	114,349
Selling, general and administrative	34,206	18,496	136,373	55,656
Total share-based compensation	$119,090	$59,787	$342,788	$182,060

Share-based compensation capitalized in inventory was $14.6 million at October 30, 2021 and $4.3 million at January 30, 2021.

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

The income tax benefit of $5.0 million for the three months ended October 30, 2021 is primarily related to the recognition of discrete tax benefits related to stock-based compensation, in addition to the recognition of tax benefits related to the settlement of audits in certain jurisdictions, which were previously unrecognized tax benefits recorded in prior periods.

The income tax benefit of $58.4 million for the nine months ended October 30, 2021 is primarily related to the recognition of the $10 million tax benefit for tax basis on the transfer of certain intellectual property from the Inphi acquisition to a subsidiary in Singapore, tax benefits related to stock-based compensation, and the recognition of tax benefits related to the settlement of audits in certain jurisdictions and the expirations of the statutes of limitations both of which were previously unrecognized tax benefits recorded in prior periods.

The Company’s gross unrecognized tax benefits were $335.7 million and $242.2 million on October 30, 2021 and January 30, 2021, respectively. The net increase to the Company’s gross unrecognized tax benefits of $93.5 million is primarily the result of certain unrecognized tax benefits recorded in the Company’s accounting for the acquisitions of Inphi and Innovium. If the gross unrecognized tax benefits as of October 30, 2021 were realized in a subsequent period, the Company would record a tax benefit of $200.5 million within its provision for income taxes at such time. The amount of interest and penalties accrued as of October 30, 2021, and January 30, 2021 was $3.7 million and $4.0 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $1.9 million during the next 12 months. Government tax authorities from certain non-U.S. jurisdictions are examining the Company’s income tax returns. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

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

The Company’s principal source of liquidity as of October 30, 2021 consisted of approximately $523.5 million of cash and cash equivalents, of which approximately $437.0 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $268.4 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

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

The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator:
Net loss	$(62,532)	$(22,908)	$(427,202)	$(293,834)
Denominator:
Weighted-average shares — basic	828,635	670,487	781,008	667,186
Effect of dilutive securities:
Share-based awards	—	—	—	—
Convertible debt	—	—	—	—
Weighted-average shares — diluted	828,635	670,487	781,008	667,186
Net loss per share:
Basic	$(0.08)	$(0.03)	$(0.55)	$(0.44)
Diluted	$(0.08)	$(0.03)	$(0.55)	$(0.44)

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted-average shares outstanding:
Share-based awards	17,642	12,456	15,334	10,401
Convertible debt	2	—	732	—

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three and nine months ended October 30, 2021 and October 31, 2020 due to the net losses reported in those periods.

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
• our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi merger and the acquisition of Innovium;
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
• our ability to implement our plans, forecasts and other expectations with respect to our strategic investments, divestitures, mergers, or joint ventures and to fully realize the anticipated synergies and cost savings in the time frame anticipated;
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

In the third quarter of fiscal 2022, our net revenue increased year over year by 61% from $750.1 million net revenue in the third quarter of fiscal 2021 compared with $1.2 billion in the third quarter of fiscal 2022. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 109%, from the carrier infrastructure end market by 28%, from the enterprise networking end market by 56%, from the consumer end market by 20%, and the automotive/industrial end market by 114% compared to the three months ended October 31,2020.

On April 20, 2021, we completed our acquisition of Inphi Corporation (“Inphi”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The unaudited condensed consolidated financial statements include the operating results of Inphi for the period from the date of acquisition through our third quarter ended October 30, 2021. In conjunction with the acquisition transaction, Marvell Technology Group Ltd. and Inphi became wholly owned subsidiaries of the new parent company, Marvell Technology, Inc. (“MTI”) on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States.

On October 5, 2021, we completed our acquisition of Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. The unaudited condensed consolidated financial statements include the operating results of Innovium for the period from the date of acquisition through our third quarter ended October 30, 2021. See “Note 3 - Business Combinations”, “Note 4 - Goodwill and Acquired Intangible Assets, Net” for more information.

In response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we are experiencing a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our products. To secure additional capacity, we entered into capacity reservation arrangements with certain foundries and test & assembly partners. See “Note 10 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Securing capacity for growth remains a high priority for our operations team, even as this supply expansion comes with an increase in input costs. As we have done throughout the supply constraints, we are working with our customers to adjust prices to offset the impact of these cost increases, which lets us jointly benefit from sustained growth.

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

Capital Return Program. We remain committed to delivering stockholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We are focusing on reducing our debt and de-levering our balance sheet. As a result, we did not repurchase any shares during the nine months ended October 30, 2021. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of October 30, 2021, there was $564.5 million remaining available for future share repurchases of the authorization.

As of October 30, 2021, a total of 308.1 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $140.3 million to stockholders in the nine months ended October 30, 2021 in cash dividends.

Cash and Cash Equivalents. Our cash and cash equivalents were $523.5 million at October 30, 2021, which was $225.0 million lower than our balance at our fiscal year ended January 30, 2021 of $748.5 million.

Sales and Customer Composition. During the three and nine months ended October 30, 2021 and October 31, 2020, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Distributor:
Distributor A	14%	12%	16%	12%

We continuously monitor the creditworthiness of our distributors and believe their sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 79% of our net revenue in the three and nine months ended October 30, 2021, and approximately 81% and 80% of net revenue in the three and nine months ended October 31, 2020, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended October 30, 2021 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.5	49.2	55.8	50.8
Gross profit	48.5	50.8	44.2	49.2
Operating expenses:
Research and development	30.7	34.1	32.9	37.4
Selling, general and administrative	20.1	15.4	22.6	16.1
Restructuring related charges	0.5	2.6	1.0	7.4
Total operating expenses	51.3	52.1	56.5	60.9
Operating loss	(2.8)	(1.3)	(12.3)	(11.7)
Interest income	—	0.1	—	0.1
Interest expense	(2.9)	(2.1)	(3.3)	(2.2)
Other income (loss), net	0.1	—	—	0.2
Loss before income taxes	(5.6)	(3.3)	(15.6)	(13.6)
Provision for income taxes	(0.4)	(0.2)	(1.9)	(0.3)
Net loss	(5.2)%	(3.1)%	(13.7)%	(13.3)%

Three and nine months ended October 30, 2021 and October 31, 2020

Net Revenue

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Net revenue	$1,211,245	$750,143	61.5%	$3,119,405	$2,171,081	43.7%

Our net revenue for the three months ended October 30, 2021 increased by $461.1 million compared to net revenue for the three months ended October 31, 2020. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 109%, from the carrier infrastructure end market by 28%, from the enterprise networking end market by 56%, from the consumer end market by 20%, and from the automotive/industrial end market by 114% compared to the three months ended October 31, 2020. The increase in revenue from the data center end market was primarily due to the acquisition of Inphi and increase in demand for multiple product lines such as our embedded processors, flash controllers, networking and nearline HDD controllers and preamplifiers. The increase in revenue from the carrier infrastructure end market was primarily due to the acquisition of Inphi and increase in demand from 5G base station related customers for our embedded processors and ethernet products. The increase in revenue from the enterprise networking end market was primarily due to the increase in demand for our ethernet products. The increase in revenue from the consumer end market was primarily due to the increase in demand for our custom SSD controllers. The increase in revenue from the automotive/industrial end market was primarily due to the increase in demand for our automotive ethernet connectivity products which continue to be designed into additional automotive models.

Our net revenue for the nine months ended October 30, 2021 increased by $948.3 million compared to net revenue for the nine months ended October 31, 2020. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 57%, from the carrier infrastructure end market by 34%, from the enterprise networking end market by 36%, from the consumer end market by 26% , and from the automotive/industrial end market by 103% compared to the nine months ended October 31, 2020. The increase in revenue from the data center end market was primarily due to the acquisition of Inphi and increase in demand for multiple product lines such as our embedded processors, flash controllers, networking and nearline HDD controllers and preamplifiers. The increase in revenue from the carrier infrastructure end market was primarily due to the acquisition of Inphi and increase in demand from 5G base station related customers for our embedded processors and ethernet products. The increase in revenue from the enterprise networking end market was primarily due to the increase in demand for our ethernet products. The increase in revenue from the consumer end market was primarily due to the increase in demand for our custom SSD controllers. The increase in revenue from the automotive/industrial end market was primarily due to the increase in demand for our automotive ethernet connectivity products.

In the three months ended October 30, 2021, unit shipments were 49% higher and average selling prices increased 13% compared to the three months ended October 31, 2020, for an overall increase in net revenue of 61%. In the nine months ended October 30, 2021, unit shipments were 29% higher and average selling prices increased 15% compared to the nine months ended October 31, 2020. This was primarily driven by our recent portfolio changes, including the acquisition of Inphi.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Cost of goods sold	$623,425	$369,083	68.9%	$1,741,614	$1,103,863	57.8%
% of net revenue	51.5%	49.2%		55.8%	50.8%
Gross profit	$587,820	$381,060	54.3%	$1,377,791	$1,067,218	29.1%
% of net revenue	48.5%	50.8%		44.2%	49.2%

Cost of goods sold as a percentage of net revenue increased for the three and nine months ended October 30, 2021 compared to the three and nine months ended October 31, 2020, which is primarily due to increased costs associated with the Inphi and Innovium acquisitions including amortization of inventory fair value adjustment and amortization of acquired intangible assets. As a result, gross margin for the three and nine months ended October 30, 2021 decreased 2.3% and 5% percentage points compared to the three and nine months ended October 31, 2020.

Research and Development

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Research and development	$371,894	$255,637	45.5%	$1,025,037	$812,360	26.2%
% of net revenue	30.7%	34.1%		32.9%	37.4%

Research and development expense increased by $116.3 million in the three months ended October 30, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to additional costs from our acquisition of Inphi and Innovium, including $82.1 million of higher employee personnel-related costs, $13.5 million of higher computer-aided design software related costs, and $8.9 million of higher depreciation and amortization costs.

Research and development expense increased by $212.7 million in the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to additional costs from our acquisition of Inphi and Innovium, including $146.0 million of higher employee personnel-related costs, $26.4 million of higher computer-aided design software related costs, $22.9 million of higher engineering design and supplies costs, and $11.1 million of higher depreciation and amortization costs.

Selling, general and administrative

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Selling, general and administrative	$243,406	$115,501	110.7%	$704,033	$350,322	101.0%
% of net revenue	20.1%	15.4%		22.6%	16.1%

Selling, general and administrative expense increased by $127.9 million in the three months ended October 30, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to additional costs from our acquisition of Inphi and Innovium, including $83.2 million of higher intangibles amortization expense, $25.7 million of higher employee personnel-related costs and $18.7 million of higher integration costs.

Selling, general and administrative expense increased by $353.7 million in the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to additional costs from our acquisition of Inphi and Innovium, including $174.8 million of higher intangibles amortization expense, $108.8 million of higher employee personnel-related costs and $85.0 million of higher integration costs.

Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Restructuring related charges	$5,861	$19,312	(69.7)%	$31,041	$161,189	(80.7)%
% of net revenue	0.5%	2.6%		1.0%	7.4%

We recognized $5.9 million and $31.0 million of total restructuring related charges in the three and nine months ended October 30, 2021 as we continue to evaluate our existing operations to increase operational efficiency, decrease costs, and increase profitability. See “Note 7 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Interest income	$189	$608	(68.9)%	$561	$2,243	(75.0)%
% of net revenue	—%	0.1%		—%	0.1%

Interest income decreased by $0.4 million and $1.7 million in the three and nine months ended October 30, 2021 compared to the three and nine months ended October 31, 2020 due to lower interest rates on our invested cash.

Interest Expense

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Interest expense	$(35,423)	$(16,066)	120.5%	$(104,378)	$(48,531)	115.1%
% of net revenue	(2.9)%	(2.1)%		(3.3)%	(2.2)%

Interest expense increased by $19.4 million in the three months ended October 30, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to the interest expense on the 2020 term loans in addition to the new 2026, 2028, and 2031 senior unsecured notes issued in the first quarter of fiscal 2022.

Interest expense increased by $55.8 million in the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to the interest expense on the 2020 term loans in addition to the new 2026, 2028, and 2031 senior unsecured notes issued in the first quarter of fiscal 2022, as well as the write-off of issuance costs related to the bridge loan when the loan was terminated in the first quarter of fiscal 2022.

Other Income (loss), Net

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Other income (loss), net	$999	$299	234.1%	$568	$3,613	(84.3)%
% of net revenue	0.1%	—%		—%	0.2%

Other income (loss), net, changed by $0.7 million in the three months ended October 30, 2021 compared to the three months ended October 31, 2020. The change was primarily due to foreign currency rate fluctuations.

Other income (loss), net, changed by $3.0 million in the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020. The change was primarily due to the impairment recognized on a certain equity investment during the second quarter of fiscal 2022, as well as foreign currency rate fluctuations.

Benefit for Income Taxes

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change

	(in thousands, except percentage)
Benefit for income taxes	$(5,044)	$(1,641)	207.4%	$(58,367)	$(5,494)	962.4%

Our income tax benefit for the three months ended October 30, 2021 was $5.0 million compared to a tax benefit of $1.6 million for the three months ended October 31, 2020. Our income tax benefit for the three months ended October 30, 2021 differs from the tax benefit recorded in the same period in the prior year primarily due to the tax impact of discrete tax benefits from stock-based compensation deductions versus prior periods, tax rate differentials on foreign income (losses), as well as the recognition of tax benefits related to the settlement of audits in certain jurisdictions. These items were the primary drivers of the income tax benefits for the three months ended October 30, 2021 and the differences between the federal statutory tax rates of 21% and our effective income tax rates for these periods.

Our income tax benefit for the nine months ended October 30, 2021 was $58.4 million compared to a tax benefit of $5.5 million for the nine months ended October 31, 2020. Our income tax benefit for the nine months ended October 30, 2021 differs from the same period in the prior year primarily due to the tax impact of an intra-entity transfer of certain intellectual property to a subsidiary in Singapore, which resulted in a tax benefit of $10.0 million during the period. This amount, combined with discrete tax benefits from stock based compensation deductions versus prior periods, tax rate differentials on foreign income/(losses), as well as the recognition of tax benefits related to settlement of audits and the expirations of the statutes of limitations for the assessment of taxes in certain jurisdictions were the primary drivers of the income tax benefits for the nine months ended October 30, 2021 and the differences between the federal statutory tax rates of 21% and our effective income tax rates for these periods.

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

Liquidity and Capital Resources

Our principal source of liquidity as of October 30, 2021 consisted of approximately $523.5 million of cash and cash equivalents, of which approximately $437.0 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 12 - Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

In April 2021, we assumed $15.7 million in principal of Inphi’s 0.75% convertible senior notes due 2021 and $506 million in principal of Inphi’s 0.75% convertible senior notes due 2025 from Inphi. We also acquired capped call assets in relation to the convertible debt. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information. As of October 30, 2021, the Inphi convertible notes have been settled.

In December 2020, to fund the Inphi acquisition, we executed a debt agreement to obtain a $875 million 3-year term loan and a $875 million 5-year term loan. During the quarter ended October 30, 2021, the Company repaid $140 million and $10.9 million of the principal outstanding of the 3-year term loan and 5-year term loan, respectively. We also executed a debt agreement to obtain a $750 million revolving credit facility (“2020 Revolving Credit Facility”). In April 2021, we completed an offering and issued (i) $500 million of senior notes with a 5 year term due in 2026, (ii) $750 million of senior notes with a 7 year term due in 2028, and (iii) $750 million of senior notes with a 10 year term due in 2031. On October 8, 2021, the senior notes issued in April 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Senior Notes issued in April 2021 do not apply to the new notes. In addition, in May 2021, in conjunction with the U.S. domiciliation, we exchanged certain of our existing senior notes due in 2023 (“MTG 2023 Notes”) and 2028 (“MTG 2028 Notes”) that were previously issued by the former Bermuda-based parent with like notes that are now issued by the new parent domiciled in Delaware. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Subsequent to quarter end, on November 22, 2021, the Company drew down $90.0 million on the 2020 Revolving Credit Facility. The Company intends to repay the drawn amount by the end of the fourth quarter of fiscal year 2022.

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

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of us and our stockholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Delaware law, market conditions and other factors that our Board of Directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We are focusing on reducing our debt and de-levering our balance sheet. We will continue to evaluate business conditions to decide when we can restart the share repurchase program.

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the nine months ended October 30, 2021 was $473.0 million. We had a net loss of $427.2 million adjusted for the following non-cash items: amortization of acquired intangible assets of $684.6 million, share-based compensation expense of $325.9 million, amortization of inventory fair value adjustment associated with the Inphi and Innovium acquisitions of $191.0 million, depreciation and amortization of $189.7 million, deferred income tax benefit of $67.6 million, and $60.1 million net loss from other non-cash items. Cash outflow from working capital of $507.7 million for the nine months ended October 30, 2021 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets, partially offset by increase in accounts payable. The increase in accounts receivable is primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory is due to increased procurement to support our future growth. The increase in prepaid expenses and other assets is primarily due to prepayments on supply capacity reservation agreements. The higher accounts payable is due to increase in purchases and timing of payments.

Net cash flow provided by operating activities for the nine months ended October 31, 2020 was $659.0 million. We had a net loss of $293.8 million adjusted for the following non-cash items: amortization of acquired intangible assets of $333.9 million, share-based compensation expense of $182.1 million, depreciation and amortization of $149.9 million, restructuring related non-cash charges of $123.6 million, amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisition of $17.3 million and $19.4 million net loss from other non-cash items. Cash inflow from working capital of $123.0 million for the nine months ended October 31, 2020 was primarily driven by an increase in accrued employee compensation, an increase in accounts payable, an increase in accrued liabilities and other non-current liabilities, as well as a decrease in inventories. The increase in accrued employee compensation is due to increase in our bonus accrual and increase in employee contributions to the employee stock purchase plan. The increase in accounts payable is mainly due to timing of payments. The increase in accrued liabilities and other non-current liabilities was due to an increase in ship and debit reserve. The decrease in inventory is due to improved supply chain management.

Cash Flows from Investing Activities

For the nine months ended October 30, 2021, net cash used in investing activities of $3.7 billion was primarily driven by net cash paid to acquire Inphi of $3.6 billion, purchases of property and equipment of $130.5 million, and purchases of technology licenses of $9.4 million, partially offset by cash acquired from Innovium of $60.4 million.

For the nine months ended October 31, 2020, net cash used in investing activities of $96.5 million was primarily driven by purchases of property and equipment of $88.2 million and purchases of technology licenses of $8.5 million.

Cash Flows from Financing Activities

For the nine months ended October 30, 2021, net cash provided by financing activities of $3.0 billion was primarily attributable to proceeds from issuance of debt of $3.8 billion, proceeds from capped calls of $160.3 million, partially offset by $425.9 million repayment of debt, $181.2 million of repurchases and settlement of convertible notes, $169.0 million tax withholding payments on behalf of employees for net share settlements, $140.3 million for payment of our quarterly dividends and $97.9 million payments on technology license obligations.

For the nine months ended October 31, 2020, net cash used in financing activities of $378.1 million was primarily attributable to $120.1 million for payment of our quarterly dividends, $100.0 million repayment of debt, $82.6 million tax withholding payments on behalf of employees for net share settlements, $76.8 million payments for technology license obligations and $25.2 million for repurchases of our common stock and $22.3 million payment of debt financing cost. These outflows were partially offset by $50.5 million proceeds from employee stock plans.

Contractual Obligations and Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.

The following table summarizes our contractual obligation as of October 30, 2021 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations by Fiscal Year
	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Contractual obligations:
Principal payments on debt	$10,938	$65,625	$1,322,452	$109,375	$131,250	$2,959,290	$4,598,930
Interest obligations on debt	29,208	116,177	103,966	84,527	80,608	216,797	631,283
Facilities operating leases (1)	11,995	40,428	38,923	26,504	22,864	64,858	205,572
Purchase commitments to foundries and test & assembly partners (2)	61,899	1,068,090	498,975	541,868	498,569	539,972	3,209,373
Capital purchase obligations	41,272	—	—	—	—	—	41,272
Technology license obligations (3)	41,562	128,292	96,842	74,178	32,533	227,992	601,399
Other contractual commitments	17,981	7,228	1,769	503	350	4,665	32,496
Total contractual obligations	$214,855	$1,425,840	$2,062,927	$836,955	$766,174	$4,013,574	$9,320,325

(1)Amounts exclude contractual sublease proceeds of $38.6 million to be received through fiscal 2031.
(2)Amounts include outstanding purchase orders with foundries and contractual obligations from supply capacity reservation agreements, see “Note 10 - Commitments and Contingencies” for details.
(3)Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of October 30, 2021, we have $32.9 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $3.7 million as of October 30, 2021. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $1.9 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2020 Term Loans. See “Note 5 - Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $15.9 million.

We currently carry debt that relies on LIBOR as the benchmark rate. LIBOR is expected to be phased out as a benchmark rate starting at the end of 2021. To the extent LIBOR ceases to exist, the 2020 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at October 30, 2021, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies and Legal Proceedings” as set forth in “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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
•risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi merger, Innovium acquisition and other strategic transactions;
•risks related to our ability to scale our business;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the production of our products, and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to changes in general economic conditions or political conditions, such as the tariffs and trade restrictions with China and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;
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
•risks related to our ESG programs;
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

We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic including our vaccination policies.

Our efforts to manage these impacts may be unsuccessful, and the ultimate impact of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of the COVID-19 pandemic, the availability, widespread distribution, acceptance, and use of safe and effective vaccines and the actions taken to contain its spread and mitigate its public health and economic effects. Due to the uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.

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

The benefits we expect to realize from the Mergers will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also, “Failure to successfully integrate the businesses of Marvell with the businesses of Inphi and Innovium in the expected time frame may adversely affect our future results.”

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

Failure to successfully integrate the businesses of Marvell with the businesses of Inphi and Innovium in the expected time frame may adversely affect our future results.

We entered into acquisition agreements with Inphi and Innovium with the expectation that these transactions will result in various benefits to us, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, the businesses of Marvell and Inphi and Innovium must be successfully integrated. Historically, these companies have been independent companies, and they were operated as such until the completion of the transactions. Integration may be complex and time consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating operations, integrating the technologies, procedures, and policies, as well as addressing the different corporate cultures of the three companies and retaining key personnel. If the companies are not successfully integrated, the anticipated benefits of the transactions may not be realized fully or may take longer to realize than expected.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE RAPID GROWTH OF THE COMPANY AND WITH OUR STRATEGIC TRANSACTIONS

We may not be able to scale our business quickly enough to meet our customers’ needs or in an efficient manner, which could harm our operating results.

Over the last few years, the Company has rapidly increased in size. As a result, we have to appropriately scale our business, internal systems and organization, including our ability to attract and retain personnel, and continue to improve our operational, financial and management controls, reporting systems and procedures, to serve our growing customer base. Any failure of, or delay in, these efforts could negatively impact our performance and financial results. Even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex, requiring management’s time and attention. We could also face inefficiencies, reduced productivity or operational failures as a result of our efforts to scale our business. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our business operations will be fully or effectively implemented on a timely basis, if at all. These efforts may adversely affect our financial results

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

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

•On October 5, 2021, we completed the acquisition of Innovium

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

Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our shares to finance an acquisition, such as our recent acquisition of Innovium, will result in an increase in the number of outstanding shares and will reduce the ownership percentage of each of our outstanding stockholders.

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

No Guarantee of Capacity or Supply

The ability of each of our manufacturing partners to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with certain exceptions our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main manufacturing partners may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

In order to secure sufficient capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we have entered into, and in the future may enter into, various arrangements with certain manufacturing partners or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with, or loans to, such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of components over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

Recent supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs since calendar 2020, and these supply constraints are currently expected to continue into calendar 2022. Of these shortages, ABF substrates are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by pandemics or other actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability.

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

Regulatory activity, such as tariffs, export controls, economic sanctions and vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, addition of companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products, adding to the already challenging macroeconomic environment. Due to the U.S. Government restricting sales to certain customers in China, sales to some of our customers require licenses in order for us to export our products; however, there can be no assurances that such licenses will be approved by the U.S. Government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government has adopted a new law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. So far in calendar 2021, new restrictions have been implemented which may further impact our business. If export restrictions related to Chinese customers are sustained for a long period of time, or increased, or if other export restrictions are imposed, including restrictions on trade with other countries, it will have an adverse impact on our revenues and results of operations.

We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Some customers in China may be able to cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade restrictions are in effect. See also, risk Factor entitled “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.” In addition, customers in China that may be subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not subject to the U.S. tariffs and trade restrictions.

Changes to U.S. or foreign tax, trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The current U.S. presidential administration’s policy goals are not fully understood yet, but it has continued the import tariffs and export restrictions against certain foreign manufacturers initiated by the prior administration. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly and test subcontractors are located in the Pacific Rim region. As a result, disruptions affecting the operations of our suppliers in Taiwan, whether political, military or natural disasters will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 79% and 81% of our net revenue in the three months ended October 30, 2021 and October 31, 2020, respectively.

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

•compliance with domestic and foreign export and import regulations including deemed export restrictions, tariffs, quotas and other trade barriers and restrictions, including pending changes thereto, and difficulties in obtaining and complying with domestic and foreign export, import and other governmental approvals, permits and licenses;

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2021, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including distributors, represented 63% of our net revenue for the fiscal year ended January 30, 2021. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

In addition, we may be less likely to negotiate as favorable terms with larger customers whether those customers resulted from customer consolidation, merger integrations or other reasons, and any such less favorable terms could harm our business and our results of operations.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers may cancel or defer purchase orders on short notice without incurring a significant penalty. Due to their inability to predict demand or other reasons, some of our customers may accumulate excess inventories and, as a consequence, defer purchase of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our customer’s product development processes, which may include extensive qualification and testing of components included in their products, including ours. In many cases, they design their products to use components from multiple suppliers. This creates the risk that our customers may decide to cancel or change product plans for products incorporating our semiconductor solutions prior to completion, which makes it even more difficult to forecast customer demand. In addition, while many of our customers are subject to purchase orders or other agreements that do not allow for cancellation, there can be no assurance that these customers will honor these contract terms and cancellation of these orders may adversely affect our business operations and demand forecast which is the basis for us to have products made.

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

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies on April 27, 2020, Infineon acquired Cypress Semiconductors on April 16, 2020, and Analog Devices Inc. acquired Maxim Integrated Products Inc. on August 26, 2021. In September 2020, NVIDIA announced its intent to acquire Arm Limited. We license technology from Arm Limited that is included in a majority of our products and would be adversely impacted if the pricing for, or availability of, the relevant technology is changed in an adverse manner as a result of this transaction. In October 2020, AMD announced its intent to acquire Xilinx, Inc. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

As a result of the closing of the transaction with Inphi, the Company is now domiciled in the United States. Therefore, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. That federal income tax rate could be increased by the Congress and presidential administration, which have proposed various tax increases, including raising the corporate tax rate to as high as 28%, adjusting the GILTI regime, enacting a new 15% minimum tax for certain US-based companies with book income exceeding $1 billion, as well as a 1% excise tax on corporate stock repurchases effective for repurchases after December 31, 2021, which would increase the costs associated with repurchasing shares of our common stock. Ultimate enactment into law of these proposals, could cause our overall effective tax rate to increase and could materially affect our financial results, including our earnings and cash flow.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Sharing Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. In October 2021 the OECD announced that 136 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15%. We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could materially impact our financial results, including our earnings and cash flow.

In addition, in prior years, we entered into incentive agreements in certain foreign jurisdictions that provide for reduced tax rates in such jurisdictions if certain criteria are met. For example, our Singapore subsidiary has a Development and Expansion Incentive (“DEI”) until June 2024, which we believe generally can be extended to future periods. In addition, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to reduced tax rates and exemption of certain income from taxation through fiscal 2027. Receipt of past and future benefits under tax agreements and incentives may depend on our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of tax benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations and our financial position could be harmed.

In addition, in prior periods, the Company transferred certain intellectual property to a related entity in Singapore. The impact to the Company was based on our determination of the fair value of this property, which required management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. In future periods, local tax authorities may challenge the Company’s valuations of these assets, which could reduce our expected tax benefits from these transactions.

Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes could result from various items, including changes in tax laws or regulations, changes to our geographic mix of earnings, changes in the valuation of our deferred tax assets and liabilities, discrete items, changes in our supply chain, and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to our future profitability and taxable income in Singapore, audit assessments, and changes in applicable tax law. Our current corporate effective tax rate fluctuates significantly from period to period, and is based on the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions.

WE ARE SUBJECT TO RISKS RELATED TO OUR DEBT OBLIGATIONS

Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We paid the cash portion of the consideration for the Mergers and other fees and expenses required to be paid in connection with the Mergers from cash on hand and borrowings. On the closing date of the Mergers, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Term Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Term Loan,” and collectively with the 3-Year Term Loan, the “2020 Term Loan Facility”). The 2020 Term Loan Facility is evidenced by a credit agreement, dated December 7, 2020 (the “2020 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. As of October 30, 2021, the Company had a balance of $1.6 billion on the term loan facility. In addition to the 2020 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (“Revolving Credit Agreement” and together with the 2020 Term Loan Agreement, the “Credit Agreements”), which provides for a $750 million revolving credit facility.

The commitments for the $2.5 billion senior 364-day bridge term loan facility, as evidenced by a commitment letter dated as of October 29, 2020, with JPMorgan Chase Bank, N.A., and the other financial institutions that have joined thereto, terminated in full on the closing date of the Mergers.

On April 12, 2021, the Company completed an offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes. In addition, on May 4, 2021, the Company issued (i) $433.8 million aggregate principal amount of MTI 2023 Notes and (ii) $479.4 million aggregate principal amount of MTI 2028 Notes in the Exchange Offers. As of October 30, 2021, the Company had $2.0 billion aggregate principal amount of MTI Senior Notes outstanding, $913.2 million aggregate principal amount of MTI Exchange Notes outstanding and $86.7 million aggregate principal amount of MTG Senior Notes outstanding. On October 8, 2021, the Senior Notes issued on April 12, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Senior Notes issued in April 2021 do not apply to the new notes.

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

Although the Credit Agreements contain restrictions on our ability to incur additional indebtedness and the indentures governing the MTI Notes (together, the “MTI Indentures”) contain restrictions on creating liens and entering into certain sale-leaseback transactions, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, liens or sale-leaseback transactions incurred in compliance with these restrictions could be substantial.

The Credit Agreements, the MTI Indentures and the MTG Indenture contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

The Credit Agreements and the MTI Indentures impose restrictions on our business.

The Credit Agreements and the MTI Indentures each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreements and the MTI Indentures governing the Senior Notes. Our ability to meet the leverage ratio set forth in the Credit Agreements may be affected by events beyond our control.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our Credit Agreements or to the MTI Indentures if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

We may be unable to generate the cash flow to service our debt obligations.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the outstanding Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the outstanding Notes) or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.

We may, under certain circumstances, be required to repurchase the outstanding MTI Notes at the option of the holder.

We may be required to repurchase the MTI Notes at the option of each holder upon the occurrence of a change of control repurchase event as defined in the MTI Indentures. However, we may not have sufficient funds to repurchase the MTI Notes in cash at the time of any change of control repurchase event. Our failure to repurchase the MTI Notes upon a change of control repurchase event would be an event of default under the MTI Indentures and could cause a cross-default or acceleration under the agreements governing our other indebtedness. The repayment obligations under the MTI Notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to repurchase the MTI Notes prior to their scheduled maturity, it could have a negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

WE ARE SUBJECT TO RISKS RELATED TO OUR ASSETS

We are exposed to potential impairment charges on certain assets.

We had approximately $11.4 billion of goodwill and $6.4 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of October 30, 2021. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on Environmental, Social and Governance (ESG) matters. While we have certain ESG initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to attain our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. Cyber-attacks on us may include viruses and worms, ransomware attacks, phishing attacks, and denial-of-service attacks. In addition, we have been and may in the future be the target of email scams that attempt to acquire personal information or company assets.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1.0 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of October 30, 2021. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. As of October 30, 2021, there was $564.5 million remaining available for future share repurchases of the authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of fiscal 2022, the Company issued an aggregate of 1,823 shares of common stock to holders of certain notes that elected to voluntarily convert $0.05 million principal amount of the notes pursuant to the terms and conditions of the Indenture, dated as of September 12, 2016, between Inphi Corporation and Wells Fargo Bank, National Association, as trustee, as amended by the First Supplemental Indenture, dated as of April 20, 2021, and the Indenture, dated as of April 24, 2020, between Inphi Corporation and U.S. Bank National Association, as trustee, as amended by the First Supplemental Indenture, dated as of April 20, 2021. The common stock issued as a result of these conversions were issued in reliance upon the exemption from the registration in Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We are focused on reducing our debt and de-levering our balance sheet. As a result, the Company did not repurchase any shares during the three months ended October 30, 2021. Although share repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	001-40357	2.1	10/30/2020
3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021
3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021
4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021
4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021
4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.1	4/12/2021
4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	001-40359	4.2	4/12/2021
4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	001-40359	4.3	4/12/2021
4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40359	4.4	4/12/2021
4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	001-40359	4.5	4/12/2021
4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/12/2021
4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.8)	8-K	001-40357	4.3	4/12/2021
4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.8)	8-K	001-40357	4.4	4/12/2021
4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	001-40357	4.1	4/19/2021
10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021
10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.1	12/8/2020
10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	001-40357	10.3	12/8/2020
10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021
10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	001-40357	10.1	4/12/2021
10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	001-40357	4.1	4/20/2021
10.8#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) (as amended and restated as of April 2, 2021)	S-8	001-40357	4.2	4/20/2021
10.9#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	001-40357	4.3	4/20/2021
10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.1	12/4/2019
10.11	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.2	12/4/2019
10.12	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.3	12/4/2019
10.13	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.6	12/4/2019
10.14	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.5	12/4/2019
10.15	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	001-40357	10.4	12/4/2019
10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	001-40357	4.10	4/20/2021
10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021
10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021
10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016
10.20#	Fiscal Year 2022 Named Executive Officer Compensation	10-Q	001-40357	10.20	6/9/2021
10.21#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021
10.22#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021
10.23#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	001-40357	4.1	10/5/2021
10.24	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	001-40357	4.6	11/5/2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: December 3, 2021	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)