Form 10-K
period 2022-01-29
Marvell Technology, Inc.
filed 2022-03-10
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40357
MARVELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3971597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 N. West Street, Suite 1200
Wilmington, Delaware 19801
(Address of principal executive offices)
(302) 295 - 4840
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.002 par value per share	MRVL	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49,623,085,335 based upon the closing price of $60.51 per share on the Nasdaq Global Select Market on July 30, 2021 (the last business day of the registrant’s most recently completed second quarter).
As of March 3, 2022, there were 847.8 million shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

MARVELL TECHNOLOGY, INC.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “seeks,” “estimates,” "forecasts," "targets," “may,” “can,” “will,” “would” and similar expressions identify such forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•risks related to the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our manufacturing partners, customers, suppliers, employees and business;
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
•risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi transaction, Innovium acquisition and future acquisitions, divestitures, significant investments or strategic transactions;
•risks related to our debt obligations;
•risks related to the highly competitive nature of the end markets we serve, particularly within the semiconductor and infrastructure industries;
•risks related to our dependence on a few customers for a significant portion of our revenue;
•risks related to our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
•risks related to our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;
•risks related to our ability to attract, retain and motivate a highly skilled workforce, especially engineering, managerial, sales and marketing personnel;
•risks related to any current and future litigation and regulatory investigations that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the infrastructure market;
•risks related to failures to qualify our products or our suppliers’ manufacturing lines;
•risks related to our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to failures to protect our intellectual property, particularly outside the U.S.;

•risks related to the potential impact of a significant natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our Environmental, Social and Governance (ESG) programs;
•risks related to severe financial hardship or bankruptcy of one or more of our major customers; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs.
Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I
Item 1. Business
Our Company
Marvell Technology Inc., together with its consolidated subsidiaries (“Marvell,” “MTI,” the “Company,” “we,” or “us”) is a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, carrier infrastructure, enterprise networking, consumer, and automotive/industrial end markets.
We currently are incorporated in Delaware, United States. Our corporate headquarters is 1000 N. West Street, Suite 1200 Wilmington, Delaware 19801, and our telephone number is (302) 295-4840. We also have operations in many countries, including China, India, Israel, Japan, Singapore, South Korea, Taiwan and Vietnam. Our fiscal year ends on the Saturday nearest January 31.
Recent Developments
On April 20, 2021, we completed our acquisition of Inphi Corporation (“Inphi”) in a cash and stock transaction. Inphi is a global leader in high-speed data movement enabled by optical interconnects. The consolidated financial statements include the operating results of Inphi for the period from the date of acquisition through our fiscal year ended January 29, 2022. In conjunction with the acquisition, Marvell Technology Group Ltd. and Inphi became wholly owned subsidiaries of the new parent company, Marvell Technology, Inc. on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States.
On October 5, 2021, we completed our acquisition of Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. The consolidated financial statements include the operating results of Innovium for the period from the date of acquisition through our fiscal year ended January 29, 2022. See “Note 4 - Business Combinations” and “Note 5 - Goodwill and Acquired Intangible Assets, Net” for more information.
Available Information
Our website address is www.marvell.com. The information contained on any website referred to in this Form 10-K does not form any part of this Annual Report on Form 10-K and is not incorporated by reference herein unless expressly noted. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the SEC’s website, www.sec.gov, contains reports, proxy statements, and other information that we file electronically with the SEC.

Our Markets and Products
Historically, we reported revenue from three product groups: networking, storage, and other. Beginning with the second quarter of fiscal 2022, we changed our reporting to present revenue from five end markets. Our product solutions serve five large end markets: (i) data center, (ii) carrier infrastructure, (iii) enterprise networking, (iv) consumer, and (v) automotive/industrial. These markets and their corresponding customer products and applications are noted in the table below:

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
•Campus and small medium enterprise wireless access points (WAPs)
•Network appliances (firewalls, and load balancers)
•Workstations

Consumer	•Broadband gateways and routers •Gaming consoles •Home data storage •Home wireless access points (WAPs) •Personal Computers (PCs) •Printers •Set-top boxes
Automotive/industrial	•Advanced driver-assistance systems (ADAS) •Autonomous vehicles (AV) •In-vehicle networking •Industrial ethernet switches •United States military and government solutions •Video surveillance

The following table summarizes net revenue disaggregated by end market (in thousands, except percentages):

	Year Ended
	January 29, 2022		January 30, 2021		February 1, 2020
Data center	$1,784,644	40%	$1,040,726	35%	$823,841	31%
Carrier infrastructure	820,377	18%	599,527	20%	369,901	14%
Enterprise networking	907,736	20%	636,032	22%	569,574	21%
Consumer	699,985	16%	574,627	19%	845,825	31%
Automotive/industrial	249,641	6%	117,988	4%	90,020	3%
Total	$4,462,383		$2,968,900		$2,699,161
This market-focused view provides more information and transparency about the key growth drivers of our business. We believe this presentation provides a better understanding of our business. Accordingly, starting with the third quarter of fiscal 2022, we stopped reporting revenue by product group.
We categorize revenue from our five end markets by using a number of data points, including the type of customer purchasing the product, the function of our product being sold, and our knowledge of the end customer product or application into which our product will be incorporated. The categorization of products by end market is inherently subjective and can vary over time as a result of, for example, our knowledge of the ways in which our customers utilize our products.
We serve these five end markets with a broad portfolio of semiconductor solutions based on our compute, networking, security, electro-optics, and storage technologies, which are essential and differentiating for these markets.
Our portfolio of solutions integrate multiple analog, mixed-signal and digital intellectual property components incorporating hardware, firmware and software technologies and our system knowledge to provide our customers highly-integrated solutions for their end products. In addition to selling standard product solutions, where the exact same product is sold to multiple customers, we also offer optimized solutions which are customized to a specific customer's requirements. The demand for optimized solutions has been increasing as our customers seek greater customization and differentiation for their products and services.
Our current product offerings include custom ASICs, electro-optics, ethernet solutions, fibre channel adapters, processors and storage controllers.
Custom ASICs
We develop custom SoC (System-on-a-Chip) solutions tailored to individual customer specifications that deliver system-level differentiation for next-generation carrier, networking, data center, machine learning, automotive, aerospace and defense applications. These custom offerings leverage our broad portfolio of technologies being used in our standard products.
Electro-optics
We offer a complete portfolio of high-speed optical communication semiconductor solutions for inside cloud data centers, between cloud data centers and in carrier networks. Our electro-optical products include PAM (pulse amplitude modulation) and coherent DSPs (digital signal processors), laser drivers, TIAs (trans-impedance amplifiers), silicon photonics and DCI (data center interconnect) solutions.
Our low-power and low-latency DSPs implement equalization, estimation, clock recovery, carrier recovery, forward error correction, and coded modulation to enable ultra-fast data transmission speeds. In combination with our drivers, TIAs and silicon photonics, our suite of electro-optical products performs a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds beyond 800 Gbps. These products are key enablers for inter-connecting servers, routers, switches, storage and other infrastructure equipment that process, store and transport data traffic.
Our coherent TIAs, drivers and DSPs enable optical data transmission over distances of 100s to 1000s of kilometers in telecom carrier networks. Our PAM DSPs along with our accompanying TIAs and drivers deliver low-power and cost-effective solutions for optical connectivity inside cloud data centers. Our data center interconnect solutions enable pluggable transceiver technology to directly interconnect regional cloud data centers, at lower cost, complexity and power compared to traditional optical transport solutions.

Ethernet Solutions
We offer a broad portfolio of Ethernet solutions spanning controllers, network adapters, physical transceivers and switches. Our Ethernet solutions address a wide variety of end-customer data infrastructure products from small, high-reliability automotive sub-systems to large, high-performance modular enterprise and data center solutions.
Our Ethernet switches integrate market-optimized innovative features, such as advanced tunneling and routing, high throughput forwarding, and packet processing that make networks more effective at delivering content with low-latency and high-reliability. Our Ethernet switch product portfolio ranges from low-power, five-port switches to highly integrated, multi-terabit Ethernet devices that can be interconnected to form massive network solutions.
We complement our Ethernet switches and infrastructure processors with a broad selection of Ethernet physical-layer transceivers for both optical and copper interconnects with advanced power management, link security, and time synchronization features.
Our Ethernet controllers and network adapters are optimized to accelerate and simplify data center and enterprise networking. Our family of products provide exceptional value features and performance enabling the most agile and data-intensive applications. They deliver Ethernet connectivity for enterprise-class workstations all the way up to enterprise and cloud data centers.
For the automotive market, we offer a complete automotive-grade portfolio of Ethernet physical-layer transceivers, bridges and switches supporting speeds from 100Mbps to 10Gbps with enhanced safety and security features required for today’s and tomorrow’s in-vehicle networks. Our automotive Ethernet products provide the in-vehicle connectivity for key applications such as advanced driver assistance systems (ADAS), central gateways, body domain controllers, vehicle cameras, and in-vehicle infotainment.
Fibre Channel Products
Our QLogic Fibre Channel product family comprises of host bus adapters (HBAs) and controllers for server and storage system connectivity. These products accelerate enterprise and data center applications, deliver a highly resilient infrastructure, enable greater server virtualization density along with an advanced set of data center diagnostic, orchestration and quality of service capabilities to optimize IT productivity. Our latest Fibre Channel products are well-suited for use with all-flash arrays by offering best-in-class latency and performance.
Processors
We offer highly integrated semiconductors that provide single or multiple core processors, along with intelligent Layer 2 through 7 processing of the OSI (Open Systems Interconnection) stack which is the framework that governs network communications within enterprise, datacenter, storage, and carrier markets. All of our products are compatible with standards-based operating systems and general-purpose software to enable ease of programming, and are supported by our ecosystem partners.
Our OCTEON multi-core infrastructure processor families provide integrated Layer 4 through 7 data and security processing with additional capabilities at Layers 2 and 3 at line speeds. These software-compatible processors integrate next-generation networking I/Os along with advanced security, storage, and application hardware accelerators, offering programmability for the Layer 2 through Layer 7 processing requirements of intelligent networks. The OCTEON processors are targeted for use in a wide variety of carrier, data center, and enterprise equipment, including routers, switches, security UTM appliances, content-aware switches, application-aware gateways, wireless access points, 3G/4G/5G wireless base stations, storage arrays, smart network interface controllers, network functions virtualization (NFV) and software-defined networking (SDN) infrastructure.
Our OCTEON Fusion-M family of wireless baseband infrastructure processors is a highly scalable product family supporting enterprise small cells, high capacity outdoor picocells and microcells all the way up to multi-sector macrocells for multiple wireless protocols including 5G. The key features include highly optimized processor cores, a highly efficient caching subsystem, high memory bandwidth digital signal processing engines along with a host of hardware accelerators. Additionally, multiple OCTEON Fusion-M chips can be cascaded for even denser deployments or higher order multiple-input and multiple-output, or MIMO. Our OCTEON Fusion-M processors have also been designed into 5G base station radio units to enable Massive MIMO (Multiple Input Multiple Output) antenna and advanced Beamforming implementations.

Our NITROX security processor family provides the functionality required for Layer 3 to Layer 5 secure communication in a single chip. These single chip, custom-designed processors provide complete security protocol processing, encryption, authentication and compression algorithms to reduce the load on the system processor and increase total system throughput. The LiquidSecurity product family is a high-performance hardware-based transaction security solution for cloud data center and enterprise applications. It addresses the high-performance security requirements for private key management and administration. This family is available as an adapter with complete software or as a standalone appliance.
Our LiquidIO Server Adapter family is a high-performance, general-purpose programmable adapter platform that enables cloud data centers and enterprises to offload their server processors for higher performance and power efficiencies. The LiquidIO Server Adapter family is supported by a feature rich software development kit that allows customers and partners to develop high-performance SDN (software defined networking) applications with packet processing, switching, security, tunneling, quality of service, and metering.
Storage Controllers
We offer a broad portfolio of storage controllers for hard disk drives (“HDDs”) and solid-state-drives (“SSDs”) across all high-volume markets. Our controllers integrate several key Marvell technologies spanning compute, networking, security and storage. These key technologies enable our controllers to be optimized performance-power solutions and help our customers high-efficient storage products. Our HDD controllers integrate Marvell’s industry-leading read channel technologies to enable higher volumetric densities at low power profiles and are being used by all the current HDD makers. Our technology density and power differentiators are critical for addressing the fast-growing high-capacity, nearline HDD data center and enterprise markets. To further enhance our HDD controller differentiation and value propositions, we offer customers preamplifier products as part of a chipset with our HDD controllers to increase our customers’ product efficiencies. Our HDD controllers support all the high-volume host system interfaces, including Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (“SAS”), which are critical for the data center and enterprise markets.
Our SSD controller products leverage our strong HDD controller know-how and system-level expertise. We integrate several of our HDD controller IPs with our flash technologies to deliver optimal solutions for data center, enterprise and client computing markets. Our SSD controller products integrate hardware and firmware components to help accelerate our customers’ time to market and maximize the capabilities of our solutions. Like our HDD controllers, our SSD controllers support all the high-volume SSD host system interfaces, including SAS, SATA, peripheral component interconnect express (“PCIe”), non-volatile memory express (“NVMe”) and NVMe over Fabrics (“NVMe-oF”).
Our new controller chipset products enable innovative flash-based storage architectures in data centers and enterprises. These solutions increase overall data center performance, density and scalability while lowering overall power, resulting in lower total cost of ownership for the infrastructure organizations.
Financial Information about Segments and Geographic Areas
We have determined that we operate in one reportable segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 16 - Segment and Geographic Information” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our international operations.
Customers, Sales and Marketing
Our target customers are original equipment manufacturers and original design manufacturers, both of which design and manufacture end market devices. Our sales force is strategically aligned along key customer lines in order to offer fully integrated platforms to our customers. In this way, we believe we can more effectively offer a broader set of content into our key customers’ end products, without having multiple product groups separately engage the same customer. We complement and support our direct sales force with manufacturers’ representatives for our products in North America and Europe. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third-party logistics providers who maintain warehouses in close proximity to our customers’ facilities. We expect that a significant percentage of our sales will continue to come from direct sales to key customers.
We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. Our marketing team works in conjunction with our field sales and application engineering force, and is organized around our product groups.

During fiscal 2022, 2021 and 2020, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Distributor:
Distributor A	15%	13%	12%

Inventory and Working Capital
We place firm orders with our suppliers up to 52 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times were extended compared to prior years based on the manufacturing process and current capacity at the foundries and substrate suppliers. To secure additional capacity, we entered into capacity reservation arrangements with certain foundries and assembly and test partners. Our products typically have long multi-year lifecycles and we often maintain substantial inventories because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.
Research and Development
We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits with the smallest die size and lowest power. We devote a significant portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs.
We have assembled a core team of engineers who have experience in the areas of complementary metal oxide semiconductor (“CMOS”) technology, digital signal processing, electro-optics, embedded microprocessors, mixed-signal circuit design, silicon photonics, and system-level architectures. We have invested and will continue to invest a significant amount in research and development. See our discussion of research and development expenses in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further information.
Manufacturing
Integrated Circuit Fabrication
The vast majority of our integrated circuits are fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower costs. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facilities. This allows us to focus our efforts on the design and marketing of our products. We work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. Our integrated circuits are currently fabricated in several advanced manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.
Assembly and Test
We outsource all product packaging and testing requirements for our products in production to several assembly and test subcontractors primarily located in Taiwan, Canada, Korea, Singapore and China.

Governmental Regulations
Import/Export, National Security and Other Regulations Related to International Operations and Ownership
We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products.
In connection with some of our acquisitions, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States ("CFIUS") where we have agreed to implement certain cyber security, physical security and training measures and supply agreements to protect national security. When we became a U.S. domiciled company in fiscal 2022, these CFIUS regulatory conditions terminated. A portion of the business we acquired in our Avera acquisition in fiscal 2021 requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were organized in Bermuda at the time of the Avera acquisition, we entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the Avera business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. Now that we are domiciled in the United States, we have requested to be released from some of the above FOCI-related obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.
Primarily as a result of our acquisition of Avera, we are now a party to certain contracts with the U.S. government and its subcontractors. Our contracts with government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance.
See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for additional information on regulatory matters.
Environmental Management
We are also subject to environmental rules and regulations in multiple jurisdictions, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive), China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, and California Safe Drinking Water and Toxic Enforcement Act of 1986.
We believe that our products comply with the current Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, and the Regulation, Evaluation and Authorization of Chemicals SVHC Substances Directive. In addition, each of our manufacturing subcontractors certifies to us compliance with ISO 14001:2004, the international standard related to environmental management. We are also working to establish a “conflict-free” supply chain, including ethical sourcing of certain minerals for our products.
Intellectual Property
Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of January 29, 2022, we have approximately 10,200 active U.S. and foreign patents issued and approximately 1,300 U.S. and foreign patent applications pending on various aspects of our technology. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.
We have expended and will continue to expend considerable resources in establishing a patent position designed to protect our intellectual property. While our ability to compete is enhanced by our ability to protect our intellectual property, we believe that in view of the rapid pace of technological change, the combination of the technical experience and innovative skills of our employees may be as important to our business as the legal protection of our patents and other proprietary information.
From time to time, we may desire or be required to renew or to obtain licenses from third parties in order to further develop and effectively market commercially viable products or in connection with a pending or future claim or action asserted against us. We cannot be sure that any necessary licenses will be available or will be available on commercially reasonable terms.

The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and often time consuming and expensive litigation. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties.
In addition, we have in the past and may in the future be sued by other parties who claim that we have infringed their patents or misappropriated or misused other intellectual property rights, or who may seek to invalidate one or more of our patents, trademarks, or other rights. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K and “Note 11 -Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.
Cyber Security and Information Security Risk Oversight
The Company has a Cyber Security Governance Committee composed of executives and subject matter experts who meet no less than quarterly to review the Company’s information security, programs, policies, and projects. The Company’s Internal Audit Group reviews the cyber security governance and controls every other year. In addition, at least quarterly the Audit Committee reviews reports on cyber security from the Chief Information Officer, the Chief Information Security Officer and other members of the Company’s management team.
We regularly perform risk assessments relating to cyber security and technology risks. More specifically, an independent third party performs a quarterly penetration test of Marvell’s IT infrastructure. Risks identified in this process are analyzed to determine the impact on the Company and the likelihood of occurrence. Such risks are continuously monitored. We conduct information security training as part of our ongoing compliance program, and every employee of the Company is required to participate in such training. We install and regularly update anti-malware and endpoint detection and response (EDR software) on all IT-managed systems and workstations to detect and prevent malicious code from impacting our systems.
The Company has not experienced a material security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, the Company annually assesses its insurance policy and has determined not to purchase cyber related insurance.
Competition
The markets for our products are intensely competitive, and are characterized by rapid technological change, evolving industry standards, frequent new product introductions and pricing pressures. Competition has intensified as a result of the increasing demand for higher levels of performance, integration and smaller process geometries. We expect competition to further intensify as current competitors strengthen the depth and breadth of their product offerings, either through in-house development or by acquiring existing technology. In addition, some of our customers have chosen to develop certain semiconductor products internally and this trend may continue to proliferate. We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on multiple factors, including, but not limited to:
•the performance, features, quality and price of our products;
•the development execution, timing and success of enhanced and new product introductions by us, our customers and our competitors;
•the emergence, rate of adoption and acceptance of new industry standards;
•market demand trends;
•competitive tactics;
•our ability to obtain adequate foundry capacity with the appropriate technological capability; and
•the number and nature of our competitors in a given market.
Companies that compete directly with our businesses include, but are not limited to, Advanced Micro Devices, Inc., Broadcom Inc., Cisco Systems, Inc., Credo Technology Group Holding Ltd, Intel Corporation, MACOM Technology Solutions Holdings, Inc., MediaTek Inc., Microchip Technology Inc., Nvidia Corporation, NXP Semiconductors N.V., Phison Electronics Corporation, Qualcomm Incorporated, Realtek Semiconductor Corporation, Semtech Corporation, Silicon Motion Technology Corporation, and Socionext Inc. We expect increased competition in the future from both emerging and established companies, as well as from alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.

We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the selling prices of our products, we will need to continue to introduce innovative new products and attempt to reduce the cost to design and manufacture our products. To accomplish this, we intend to continue to implement design changes that lower the cost of manufacturing, assembly and testing of our products. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of pricing risks.
Human Capital
Marvell’s human capital objectives are to attract, retain and develop high quality talent with the technical and other skills necessary to execute on our business objectives. To support these objectives, Marvell’s human resources programs, which include talent acquisition, total rewards, and learning and development, are designed to train and facilitate internal talent mobility to create a high-performing, diverse workforce. Our programs are designed to reward and support employees through competitive pay and benefits as well as enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive and develop talent to prepare them for critical roles and leadership positions for the future.
Our Board of Directors and Board committees provide oversight on certain human capital matters. The Audit Committee provides oversight of business risks and the Company’s Code of Business Conduct and Ethics, both of which have relevance for human capital. The Nominating and Governance Committee of the Board has oversight for Marvell’s Environment, Social and Governance (ESG) strategy, which includes talent attraction and retention and inclusion and diversity. The Executive Compensation Committee provides oversight of the Company’s overall compensation philosophy, policies and programs, and assesses whether the Company’s compensation establishes appropriate incentives for executive officers and employees. The Board also conducts talent reviews and succession planning at least annually.
The Company employed 6,729 people as of January 29, 2022. As of January 29, 2022, our global workforce was comprised of approximately: 99.5% full time employees and 0.5% part time employees. Our employees sit across three geographical regions: 52% of employees are based in the Americas, 37% are in APAC (which includes India) and 11% are in EMEA.
We continually monitor employee turnover, as given the nature of our business, our success depends upon highly trained personnel with the technical skills necessary to execute on our business objectives. We believe the combination of competitive compensation and career growth and development opportunities help to increase employee tenure and reduce voluntary turnover. Intern and entry level professional new hires are an important part of our overall talent pipeline and strategy, as students and entry level professionals often have knowledge in the latest research and innovations, and we want Marvell to benefit from that knowledge.
Competitive Compensation and Benefits
We provide employee wages that we believe are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location. We evaluate the effectiveness of our executive compensation and benefit programs and compare those programs against those of our peers within the industry. We align our executives’ long-term equity compensation with our stockholders’ interests by linking realizable pay with performance. Marvell provides comprehensive and affordable health and wellness coverage to all our employees.
Culture, Engagement and Development
Marvell is a dynamic, interactive, high-energy workplace, where people are self-motivated and encouraged to make a difference.
We have defined four core behaviors to help guide our actions and interactions with people both inside and outside the company:
•Act with integrity and treat everyone with respect,
•Innovate to solve customer needs,
•Execute with thoroughness and rigor, and
•Help others achieve their objectives.

Our focus is on creating an environment where people feel respected, valued and engaged. Employee feedback is one way for us to know how we are doing and where we can do better. We regularly conduct Voice of the Employee and other surveys. This is a valuable opportunity for all employees to provide open, candid, confidential feedback about what it's like to work at Marvell. We offer a variety of employee training programs, including management training programs aligned with the level of managers, technical training, mandatory compliance trainings and voluntary professional development opportunities. In addition, we organize a wide range of employee events designed to foster a sense of community at Marvell.
The COVID-19 pandemic has presented challenges for all individuals and businesses. Our leadership has continued to engage and support employees through the pandemic in a range of ways, including sending frequent communication and resources, providing a number of four day “recharge weekends,” and surveying employees on the experience of working from home. See the Health & Safety section below for more details.
Inclusion & Diversity
At Marvell, we value the uniqueness that an inclusive and diverse global team brings to our company, and we are focused on creating an environment that leverages the perspectives and contributions of each employee. As one part of our ongoing efforts to strengthen our inclusion and diversity, we began to release regular updates of our diversity data to enable all of our stakeholders, including our investors, partners and employees to track our progress.
Health & Safety
Marvell is committed to protecting the health and safety of all individuals, including employees, contractors and vendors, affected by our activities. In this regard, we continuously seek to reduce workplace hazards and risks.
The COVID-19 pandemic placed new emphasis on health and safety at Marvell, and we took various steps to promote the health, safety and wellness of our employees during the ongoing crisis.
Climate Change
Marvell recognizes that climate change may pose potential risks and may create potential opportunities to our organization and is taking steps to further identify and assess the nature and magnitude of these risks and opportunities. As such, Marvell is working to develop plans to mitigate and manage any potential material climate change risks and to benefit from any potential climate change opportunities.
Marvell has a robust enterprise risk management process in place that may be leveraged to identify potential climate-related risks and to assess the magnitude of such risks. We have already committed to setting a Science Based Target aligned with the latest climate science to remain within the 1.5°C warming limit established under the Paris Agreement, developing a low-carbon transition plan, and improving our climate change disclosures by reporting in alignment with the Task Force for Climate-related Financial Disclosures framework, including conducting a scenario analysis. See Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We must comply with a variety of existing and future laws and regulations, as well as Environmental, Social and Governance (ESG) initiatives, that could impose substantial costs on us and may adversely affect our business.”

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the material risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, infrastructure, semiconductor and related industries and end markets. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, render us unable to conduct our business as currently planned and materially and adversely affect our reputation, business, prospects, financial condition, cash flows, liquidity and operating results. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties; our operations could also be affected by risks or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following discussion to be a complete statement of all the potential risks or uncertainties that we face.

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

•risks related to the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our manufacturing partners, customers, suppliers, employees and business;
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
•risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Inphi transaction, Innovium acquisition and future acquisitions, divestitures, significant investments or strategic transactions;
•risks related to our debt obligations;
•risks related to the highly competitive nature of the end markets we serve, particularly within the semiconductor and infrastructure industries;
•risks related to our dependence on a few customers for a significant portion of our revenue;
•risks related to our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
•risks related to our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;
•risks related to our ability to attract, retain and motivate a highly skilled workforce, especially engineering, managerial, sales and marketing personnel;

•risks related to any current and future litigation and regulatory investigations that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the infrastructure market;
•risks related to failures to qualify our products or our suppliers’ manufacturing lines;
•risks related to our ability to develop and introduce new and enhanced products, in particular in the 5G and Cloud markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to failures to protect our intellectual property, particularly outside the United States;
•risks related to the potential impact of a significant natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our Environmental, Social and Governance (ESG) programs;
•risks related to severe financial hardship or bankruptcy of one or more of our major customers; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs.
Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Due to fluctuations in our quarterly results of operations and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. Accordingly, you may not be able to resell your common stock at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. Our stock is traded on the Nasdaq Global Select Market under the ticker symbol “MRVL”. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CORONAVIRUS (COVID-19) PANDEMIC

We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.

Although restrictions have eased in some places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions (such as the United States, Singapore, China and various other countries throughout Asia and India) and appearances of new variants of the virus, has resulted, and may continue to result, in their reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to disrupt business activities, trade, and supply chains in many countries. We expect these impacts to continue for the foreseeable future.
Our business has been, and will continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health measures have caused disruption to our global operations and sales. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, sub-contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. For example, we were impacted by COVID outbreaks in Asia in the fourth quarter of fiscal 2022 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.
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

We have experienced and expect to continue to experience disruptions to our business operations resulting from work from home, quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs, innovate, work together in teams and collaborate and such disruptions could impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. See the Risk Factor entitled “If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.” These disruptions may also impact our ability to win in time sensitive competitive bidding selection processes. See the Risk Factor entitled “We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.” In addition, work from home, quarantines, self-isolations, home schooling, continuing macroeconomic related uncertainty or caring for family members may result in heavy psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. See the Risk Factor entitled “We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.”We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic including our vaccination policies.
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
The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A "Risk Factors" section.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE RAPID GROWTH OF THE COMPANY AND WITH OUR STRATEGIC TRANSACTIONS

We may not be able to scale our business quickly enough to meet our customers’ needs or in an efficient manner, which could harm our operating results.

Over the last few years, the Company has rapidly increased in size. As a result, we have had to appropriately scale our business, internal systems and organization, including our ability to attract and retain personnel, and continue to improve our operational, financial and management controls, reporting systems and procedures, to serve our growing customer base. Any failure of, or delay in, these efforts could negatively impact our performance and financial results. Even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex, requiring management’s time and attention. We could also face inefficiencies, reduced productivity or operational failures as a result of our efforts to scale our business. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our business operations will be fully or effectively implemented on a timely basis, if at all. These efforts may adversely affect our financial results.

Failure to successfully integrate the businesses of Marvell with the businesses of Inphi and Innovium may adversely affect our future results.

We entered into acquisition agreements with Inphi and Innovium with the expectation that these transactions will result in various benefits to us, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, the businesses of Marvell and Inphi and Innovium must be successfully integrated. Historically, these companies have been independent companies, and they were operated as such until the completion of the transactions. Integration is complex and time consuming and requires substantial resources and effort. Our management may face significant challenges in consolidating operations, integrating the technologies, procedures, and policies, as well as addressing the different corporate cultures of the three companies and retaining key personnel. If the companies are not successfully integrated, the anticipated benefits of the transactions may not be realized fully or may take longer to realize than expected.

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

•On October 5, 2021, we completed the acquisition of Innovium.

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
Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our shares to finance an acquisition, such as our acquisition of Innovium, will result in an increase in the number of outstanding shares and will reduce the ownership percentage of each of our outstanding stockholders.
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

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Inphi, which was completed in fiscal 2022. Our use of cash to fund our current and future acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the financing agreements in connection with our outstanding indebtedness contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. Our indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

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
Regional Concentration
Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly and testing facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. For example, we were impacted by COVID outbreaks in Asia in the fourth quarter of fiscal 2022 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.
No Guarantee of Capacity or Supply
The ability of each our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with certain exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages or labor shortages, or lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.
For example, in response to increased demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have in the past, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy the increase in demand for some of our products.

While we attempt to create multiple sources for our products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. In addition, a foundry or supplier could become unavailable to us if it is acquired by a competitor or a large company that may change the scope of the offerings. For example, Intel Corporation announced in February 2022 of its intent to acquire Tower Semiconductor. Any disruption to our manufacturing or foundry partners could result in a material decline in our revenue, net income and cash flow. In addition, our testing and assembly partners may be single sourced and it may be difficult for us to transition to other partners for these services.
In order to secure sufficient capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we have entered into, and in the future may enter into, various arrangements with certain manufacturing partners or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with, or loans to, such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of components over extended periods. We may not be able to make such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.
Supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity, and specific wafer process node constraints have resulted in increased lead times, inability to meet demand, and increased costs since calendar 2020, and these supply constraints are currently expected to continue throughout calendar 2022. Of these shortages, ABF substrates and specific wafer process nodes are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while we don’t expect Russia’s invasion of Ukraine to materially impact us directly, we are unable at this time to predict the impact this conflict will have on the supply chain and global economy.
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
Because we rely on outside manufacturing partners, we may have a reduced ability to directly control product delivery schedules and quality assurance, which could result in product shortages or quality assurance problems that could delay shipments or increase costs.
Commodity Prices
We are also subject to risk from fluctuating market prices of certain commodity raw materials, including gold and copper, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities (such as inflation or supply chain constraints).

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

One of our primary focuses is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ products. We devote significant time and resources in working with our customers’ system designers to understand their future needs and to provide products that we believe will meet those needs and these bid selection processes can be lengthy. If a customer’s system designer initially chooses a competitor’s product, it becomes significantly more difficult for us to sell our products for use in that system because changing suppliers can involve significant cost, time, effort and risk for our customers. Thus, our failure to win a competitive bid can result in our foregoing revenues from a given customer’s product line for the life of that product. In addition, design opportunities may be infrequent or delayed. Our ability to compete in the future will depend, in large part, on our ability to design products to ensure compliance with our customers’ and potential customers’ specifications. We expect to invest significant time and resources and to incur significant expenses to design our products to ensure compliance with relevant specifications.
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
Additionally, failure of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs may harm our financial results. See also, "Research and Development" under Results of Operations.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.

Our future success will depend on our ability to develop and introduce new products and enhancements to our existing products that address customer requirements, in a timely and cost-effective manner and are competitive as to a variety of factors. For example, we must successfully identify customer requirements and design, develop and produce products on time that compete effectively as to price, functionality and performance. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new semiconductor solutions is highly complex and, due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”
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

Prior to purchasing our products, some of our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process can take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

Costs related to defective products could have a material adverse effect on us.

We make highly complex semiconductor solutions and, accordingly, there is a risk of defects in any of our products. Such defects can give rise to the significant costs noted below. Moreover, since the cost of replacing defective products is often much higher than the value of the products themselves, we are subject to damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductor solutions we sell into numerous consumer products, including automobiles. We are exposed to product liability claims if our semiconductor solutions or the consumer products integrated with our semiconductor solutions (such as automobiles), malfunction and lead to personal injury or death. In addition, our customers may issue recalls on their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such recalls or payments are the result of a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. Recalls of our customers’ products in certain end-markets, such as with our automotive and base station customers, may cause us to incur significant costs.
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

Regulatory activity, such as tariffs, export controls, economic sanctions and vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, addition of companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products, adding to the already challenging macroeconomic environment. Due to the U.S. government restricting sales to certain customers in China, sales to some of our customers require licenses in order for us to export our products; however, in the past some of these licenses have been denied and there can be no assurances that requests for future licenses will be approved by the U.S. government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government adopted a law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products may also be impacted by export restrictions. In addition, any customers in China that are subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not subject to the U.S. tariffs and trade restrictions. In calendar year 2021, new restrictions were implemented which may further impact our business. If export restrictions related to Chinese customers are sustained for a long period of time, or increased, or if other export restrictions are imposed, including restrictions on trade with other countries, it will have an adverse impact on our revenues and results of operations.
We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Some customers in China may be able to cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade restrictions are in effect. See also, the Risk Factor entitled “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Changes to U.S. or foreign tax, trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while we don’t expect Russia’s invasion of Ukraine or the related current or future export and other business sanctions on Russia to materially impact us directly due to our limited sales to Russia, we are unable at this time to predict the impact this conflict will have on the Company or the global economy. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The current U.S. presidential administration’s policy goals are not fully understood yet, but it has continued the import tariffs and export restrictions against certain foreign manufacturers initiated by the prior administration. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly and test subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military or natural disasters will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 78% and 80% of our net revenue in fiscal 2022 and fiscal 2021, respectively.

We also have substantial operations outside of the United States. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods.
Accordingly, we are subject to risks associated with international operations, including:
•actual or threatened public health emergencies such as the COVID-19 pandemic on our operations, employees, customers and suppliers;
•political, social and economic instability, military hostilities including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;
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
•transportation and port related delays;
•difficulties of managing foreign distributors;
•less effective protection of intellectual property than is afforded to us in the United States or other developed countries;
•inadequate local infrastructure; and
•exposure to local banking, currency control and other financial-related risks.

As a result of having global operations, the sudden disruption of the supply chain and/or disruption of the manufacture of our customer’s products caused by events outside of our control has in the past and may in the future impact our results of operations by impairing our ability to timely and efficiently deliver our products. See also, “We rely on our manufacturing partners for the manufacture, assembly and testing of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business.”
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

Markets for our 5G and Cloud products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen overall spending on our 5G and Cloud products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems or Cloud systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G and Cloud are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2022, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 56% of our net revenue for the year ended January 29, 2022. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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
•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties; or
•customers may be subject to severe business disruptions, including, but not limited to, those driven by financial instability, actual or threatened public health emergencies such as the COVID-19 pandemic, or other global or regional macroeconomic developments.

In addition, there has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships (for example, Western Digital acquired SanDisk in 2017, and Toshiba Corporation sold control of a portion of its semiconductor business in 2018). Mergers or restructuring among our customers, or their end customers, could increase our customer concentration with a particular customer or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Such future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.
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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers may cancel or defer purchase orders on short notice without incurring a significant penalty. Due to their inability to predict demand or other reasons, some of our customers may accumulate excess inventories and, as a consequence, defer purchase of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our semiconductor solutions are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand.
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
If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. The risk of obsolescence and/or excess inventory is heightened for semiconductor solutions designed for consumer electronics due to the rapidly changing market for these types of products. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.
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
In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies in April 2020, Infineon acquired Cypress Semiconductors in April 2020, Analog Devices Inc. acquired Maxim Integrated Products Inc. in August 2021, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, and in February 2022 AMD acquired Xilinx, Inc. In September 2020, NVIDIA announced its intent to acquire Arm Limited but the transaction was terminated in February 2022. We license technology from Arm Limited that is included in a majority of our products and would be adversely impacted if the pricing for, or availability of, the relevant technology is changed in an adverse manner as a result of similar future transactions. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time and shifts in our product mix as well as the price increase of certain components due to inflation, supply chain constraints, or for other reasons and testing and assembly.

The products we develop and sell are primarily used for high-volume applications. While prices of our products have increased recently, the prices of our products have historically decreased rapidly. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

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
Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted by increased cost (including those caused by tariffs, inflation or supply chain constraints), loss of cost savings or dilution of savings due to changes in charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates as well as excess inventory and inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints may affect pricing of such commodities. For example, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.
Entry into new markets, such as markets with different business models, as a result of our acquisitions may reduce our gross margin and operating margin. For example, the Avera business uses an ASIC model to offer end-to-end solutions for IP, design team, fab and packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE (non-recurring engineering) costs that customers pay based on the completion of milestones. Our operating margin may decline if our customers do not agree to pay for NREs or if they do not pay enough to cover the costs we incur in connection with NREs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred.

CHANGES IN OUR EFFECTIVE TAX RATE MAY REDUCE OUR NET INCOME

Changes in existing taxation benefits, rules or practices may adversely affect our financial results.

As a result of the closing of our transaction with Inphi, the Company is now domiciled in the United States. Therefore, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. The Biden Administration has made several corporate income tax proposals, including significant increases to the federal corporate income tax rate, changes to the GILTI regime, and an excise tax on corporate stock repurchases. These proposals have not passed the Senate. However, if they are passed and signed into law, these proposals, could cause our overall effective tax rate to increase and could materially affect our financial results, including our earnings and cash flow.
The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Sharing Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. In October 2021, the OECD announced that 137 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15%. We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could materially impact our financial results, including our earnings and cash flow.

In addition, in prior years, we entered into incentive agreements in certain foreign jurisdictions that provide for reduced tax rates in such jurisdictions if certain criteria are met. For example, our Singapore subsidiary has a Development and Expansion Incentive (“DEI”) from the Singapore Economic Development Board (“EDB”) until June 2024. We believe this incentive can be extended, and we are currently in discussions with the EDB to seek an extension of this incentive. If obtained, an extension of the DEI would reduce our tax rate in Singapore for periods after June 2024 for the duration of the extended incentive, and in the quarter of such extension we would be required to remeasure certain of our Singapore deferred tax assets that are currently valued at the Singapore statutory tax rate of 17% to the reduced rate under the incentive, which would result in a material reduction in our Singapore deferred tax assets and a corresponding increase in our income tax expense in that quarter. In addition, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to reduced tax rates and exemption of certain income from taxation through fiscal 2027. Receipt of past and future benefits under tax agreements and incentives may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of tax benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations and our financial position could be harmed.
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
Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes could result from various items, including changes in tax laws or regulations, changes to court or administrative interpretations of tax laws, changes to our geographic mix of earnings, changes in the valuation of our deferred tax assets and liabilities, changes in valuation allowances on our deferred tax assets, discrete items, changes in our supply chain, and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to our future profitability and taxable income in Singapore, audit assessments, and changes in applicable tax law. Our current corporate effective tax rate fluctuates significantly from period to period, and is based on the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions.

WE ARE SUBJECT TO RISKS RELATED TO OUR ASSETS

We are exposed to potential impairment charges on certain assets.

We had approximately $11.5 billion of goodwill and $6.2 billion of acquired intangible assets on our consolidated balance sheet as of January 29, 2022. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
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

For example, during the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 10 - Restructuring” in the Notes to the Consolidated Financial Statements for further information.
We have determined that our business operates as a single operating segment and has a single reporting unit for the purpose of goodwill impairment testing. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we could have an impairment of goodwill in one or more of such future reporting units.
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

We must comply with a variety of existing and future laws and regulations, as well as Environmental, Social and Governance (ESG) initiatives, that could impose substantial costs on us and may adversely affect our business.

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our suppliers, vendors and distributors. To the extent such third parties don't comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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
Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on Environmental, Social and Governance ("ESG") matters. While we have certain ESG initiatives at the Company there can be no assurance that regulators, customers, investors, employees, or other stakeholders will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.
In connection with some of our acquisitions, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States ("CFIUS") where we have agreed to implement certain cyber security, physical security and training measures and supply agreements to protect national security. When we became a U.S. domiciled company in fiscal 2022, these CFIUS regulatory conditions terminated. A portion of the business we acquired in our Avera acquisition in fiscal 2021 requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were organized in Bermuda at the time of the Avera acquisition, we entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the Avera business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. Now that we are domiciled in the United States, we have requested to be released from some of the above FOCI-related obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.
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

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 11 - Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Annual Report on Form 10-K for a more detailed description of any material litigation matters in which we may be currently engaged.
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
From time to time, we receive and our customers receive, and we and our customers may continue to receive in the future, standards-based or other types of infringement claims, as well as claims against us and our proprietary technologies. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys’ fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:
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

We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2020 Term Loans”). The 2020 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2020 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. As of January 29, 2022, the Company had a balance of $1.6 billion on the term loan facility. In addition to the 2020 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (“2020 Revolving Credit Facility” and together with the 2020 Term Loan Agreement, the “Credit Agreements”), which provides for a $750 million revolving credit facility. As of January 29, 2022, the revolving credit facility is undrawn.
On April 12, 2021, the Company completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, the Company completed a private exchange offer where we exchanged notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by the Company (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of January 29, 2022, the Company had $2.0 billion aggregate principal amount of Senior Notes outstanding and $913.2 million in aggregate principal amount of the MTI Senior Notes outstanding and $86.7 million aggregate principal amount of the MTG Senior Notes outstanding. On October 8, 2021 and December 16, 2021, the Company completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.
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
•exposing us to interest rate risk to the extent of our variable rate indebtedness, particularly in the current environment of rising interest rates; and
•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.
Although the Credit Agreements contain restrictions on our ability to incur additional indebtedness and the indentures governing the Notes (together, the “Notes Indentures”) contain restrictions on creating liens and entering into certain sale-leaseback transactions, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, liens or sale-leaseback transactions incurred in compliance with these restrictions could be substantial.
The Credit Agreements, the Notes Indentures and the indenture governing the MTI Senior Notes contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

Adverse changes to our debt ratings could negatively affect our ability to raise additional capital.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the loans incurred under the Credit Agreements will vary based on the applicable public ratings assigned to the senior unsecured long-term indebtedness by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC, Fitch’s and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

The Credit Agreements and the Notes Indentures impose restrictions on our business.

The Credit Agreements and the Notes Indentures each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreements and the Notes Indentures governing the Senior Notes. Our ability to meet the leverage ratio set forth in the Credit Agreements may be affected by events beyond our control.
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our Credit Agreements or to the Notes Indentures if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

We may be unable to generate the cash flow to service our debt obligations.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes) or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.

We may, under certain circumstances, be required to repurchase the Notes at the option of the holder.

We will be required to repurchase the Notes at the option of each holder upon the occurrence of a change of control repurchase event as defined in the Notes Indentures. However, we may not have sufficient funds to repurchase the Notes in cash at the time of any change of control repurchase event. Our failure to repurchase the Notes upon a change of control repurchase event would be an event of default under the Notes Indentures and could cause a cross-default or acceleration under the Credit Agreements and certain future agreements governing our other indebtedness. The repayment obligations under the Senior Notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to repurchase the Notes prior to their scheduled maturity, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

WE ARE SUBJECT TO CYBERSECURITY RISKS

Cybersecurity risks could adversely affect our business and disrupt our operations.

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal negligence or malfeasance or other events. Cyber-attacks on us may include viruses and worms, ransomware attacks, and denial-of-service attacks. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or company assets.
We have implemented processes for systems under our control intended to mitigate risks; however, we can provide no guarantee that those risk mitigation measures will be effective. The Company has not experienced a material security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, the Company annually assesses its insurance policy and has determined not to purchase cyber related insurance. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
The Company’s business also requires it to share confidential information with suppliers and other third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures may not always be effective. Immaterial data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with third parties and material data breaches, losses or other unauthorized access to or releases of confidential information may in the future occur in connection with third parties and could materially adversely affect the Company’s reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.
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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of semiconductor solutions is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Competitors for technical talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements has both intensified and expanded competition. We have intensified our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price, or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.
Changes to U.S. immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts. In addition, changes in employment-related laws applicable to our workforce practices may also result in increased expenses and less flexibility in how we meet our changing workforce needs.
In addition, as a result of our acquisitions and related integration activities, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
In response the COVID-19 pandemic, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy for most of our U.S. based employees, where employees may split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of the pandemic and our recent move to a hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700 million addition to our previously existing $1 billion stock repurchase program. An aggregate of $1.1 billion of shares of stock have been repurchased under that program as of January 29, 2022. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases will be subject to, among other things: the best interests of our Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations, market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of January 29, 2022, there was $564.5 million remaining available for future stock repurchases under the authorization.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. For example, we incurred significant indemnification expenses in connection with the Audit Committee's independent investigation completed in March 2016 and related stockholder litigation and government investigations. In connection with some of these matters, we were required to, or we otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.
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

If any of our non-U.S. based subsidiaries were classified as a “passive foreign investment company” or “PFIC” under section 1297 of the Internal Revenue Code, of 1986, as amended, for any taxable year during which a U.S. holder holds common stock, such U.S. holder generally would be taxed at ordinary income tax rates on any gain realized on the sale or exchange of the stock and on any “excess distributions” (including constructive distributions) received on the shares. Such U.S. holder could also be subject to a special interest charge with respect to any such gain or excess distribution.
A non-U.S. entity would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of its gross income is passive income or (ii) on average, the percentage of its assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). Whether an entity will, in fact, be classified as a PFIC for any taxable year depends on its assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. There can be no assurance that any of our foreign based subsidiaries will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
The following table presents the approximate square footage of our significant owned and leased facilities as of January 29, 2022:

		(Square Feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	983,000	480,000
India	Research and design	—	266,000
Israel	Research and design	—	220,000
Singapore	Operations, and research and design	—	68,000
Canada	Research and design	—	57,000
Taiwan	Research and design	—	53,000
China	Research and design, and sales and marketing	116,000	42,000
	Total	1,099,000	1,186,000

(1)Lease terms expire in various years from 2022 through 2032 provided, however, that we have the option to extend certain leases past the current lease term. We have ceased-use lease facilities and subleased facilities of approximately 512,000 square feet in the United States that are excluded from the table above.
We also lease smaller facilities in various international locations, which are occupied by administrative, sales, design and field application personnel. Based on the potential for future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3.    Legal Proceedings
The information set forth under “Note 11 - Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Shares of Marvell Technology Group Ltd. (our prior parent company) began trading under the MRVL symbol on June 27, 2000, upon completion of an initial public offering. As of April 20, 2021, shares of Marvell Technology, Inc began trading under the symbol MRVL.
As of March 3, 2022, the approximate number of record holders of our common stock was 603 (not including beneficial owners of stock held in street name).
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 28, 2017 through January 29, 2022. The graph compares a $100 investment on January 28, 2017 in our common stock with a $100 investment on January 28, 2017 in each index and assumes that any dividends were reinvested. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
Marvell Technology, Inc.**	100.00	150.67	125.28	165.27	356.23	460.88
S&P 500	100.00	122.83	122.76	149.23	174.97	211.72
PHLX Semiconductor	100.00	139.26	138.65	196.54	322.28	373.10
**Information prior to April 20, 2021 is for Marvell Technology Group, Ltd.

Dividends
Our Board of Directors declared quarterly cash dividends of $0.06 per share payable to holders of our common stock in each quarter of fiscal 2022, 2021 and 2020. As a result, we paid total cash dividends of $191.0 million in fiscal 2022, $160.6 million in fiscal 2021, and $159.6 million in fiscal 2020.
Future payment of a regular quarterly cash dividend on the Company’s common stock will be subject to, among other things, the best interests of the Company and its stockholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Delaware law and other factors that our Board of Directors may deem relevant. The Company’s dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.
Recent Sales of Unregistered Securities
Sales of unregistered equity securities made during fiscal 2022 were disclosed on our Quarterly Reports on Form 10-Q for the quarters ended May 1, 2021; July 31, 2021; and October 30, 2021. There were no sales of unregistered equity securities in the quarter ended January 29, 2022.
Issuer Purchases of Equity Securities
The stock repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We are focusing on reducing our debt and de-levering our balance sheet. As a result, we did not repurchase any shares of stock during the fiscal year ended January 29, 2022. We will continue to evaluate business conditions to decide when to restart the stock repurchase program. Although stock repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current stock repurchase program.
From August 2010 when our Board of Directors initially authorized a stock repurchase program through January 29, 2022, a total of 308.1 million shares have been repurchased under the Company’s stock repurchase program for a total $4.3 billion in cash and $564.5 million remains available for future stock repurchases.
Our stock repurchase program is subject to market conditions, legal restrictions and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.
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
Net revenue in fiscal 2022 was $4.5 billion and was 50% higher than net revenue of $3.0 billion in fiscal 2021. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 71%, from the carrier infrastructure end market by 37%, from the enterprise networking end market by 43%, from the consumer end market by 22%, and from the automotive/industrial end market by 112% compared to fiscal 2021.
On April 20, 2021, we completed our acquisition of Inphi in a cash and stock transaction. Inphi is a global leader in high-speed data movement enabled by optical interconnects. The consolidated financial statements include the operating results of Inphi for the period from the date of acquisition through our year ended January 29, 2022. In conjunction with the acquisition, Marvell Technology Group Ltd. and Inphi became wholly owned subsidiaries of the new parent company, Marvell Technology, Inc. on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States.
On October 5, 2021, we completed our acquisition of Innovium, a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. The consolidated financial statements include the operating results of Innovium for the period from the date of acquisition through our year ended January 29, 2022. See “Note 4 - Business Combinations” and “Note 5 - Goodwill and Acquired Intangible Assets, Net” for more information.
In response to increased demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we are experiencing a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our products. To secure additional capacity, we entered into capacity reservation arrangements with certain foundries and test & assembly partners. See “Note 11 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional information.
Securing capacity for growth remains a high priority for our operations team, even as this supply expansion comes with an increase in input costs. As we have done throughout the supply constraints, we are working with our customers to adjust prices to offset the impact of these cost increases, which lets us jointly benefit from sustained growth.
We continue to monitor the impact of COVID-19 on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees continue to work from home. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.”
We expect that the U.S. government's export restrictions on certain Chinese customers will continue to impact our revenue in fiscal year 2023. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we can not easily quantify such as the fact that some of our other customers' products which use our solutions may also be impacted by export restrictions.
Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2022, fiscal 2021 and fiscal 2020 each had a 52-week period.

Restructuring. We continuously evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability.
In the first quarter of fiscal 2022, a restructuring plan was initiated in order to realign the organization and enable further investment in key priority areas as part of our integration of the acquisitions as described in “Note 4 - Business Combinations.”
During fiscal 2022, we recorded restructuring and other related charges of $31.6 million. See “Note 10 - Restructuring” in the Notes to the Consolidated Financial Statements for further information.
Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing stock repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares of stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. The stock repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We are focusing on reducing our debt and de-levering our balance sheet. As a result, we did not repurchase any stock during fiscal 2022. We will continue to evaluate business conditions to decide when to restart the stock repurchase program. As of January 29, 2022, there was $564.5 million remaining available for future stock repurchases. See “Note 12 - Stockholders’ Equity” in the Notes to the Consolidated Financial Statements for further information.
We returned $191.0 million to stockholders in fiscal 2022 in cash dividends.
Cash and Short-Term Investments. Our cash and cash equivalents were $613.5 million at January 29, 2022, which were $135.0 million lower than our balance at our fiscal year ended January 30, 2021 of $748.5 million. We had cash flow provided by operations of $819.4 million during fiscal 2022.
Sales and Customer Composition.
We continuously monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 78% of our net revenues in fiscal 2022, 80% of our net revenue in fiscal 2021 and 82% of our net revenue in fiscal 2020. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”
The development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycle, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption, “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, goodwill and other intangible assets, and business combinations. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see “Note 2 - Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
Revenue Recognition. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Under the revenue recognition standard, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
We enter into contracts that may include various combinations of products and services that are capable of being distinct and accounted for as separate performance obligations. To date, the majority of the revenue has been generated by sales of products as revenue from services has been insignificant. Performance obligations associated with product sales transactions are generally satisfied when control passes to customers upon shipment. Accordingly, product revenue is recognized at a point in time when control of the asset is transferred to the customer. We recognize revenue when we satisfy a performance obligation by transferring control of a product to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. For product revenue, the performance obligation is deemed to be the delivery of the product and therefore, the revenue is generally recognized upon shipment to customers, net of accruals for estimated sales returns and rebates. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. We account for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. Some of our sales are made to distributors under agreements allowing for price protection, price discounts and limited rights of stock rotation on products unsold by the distributors. Control passes to the distributor upon shipment, and terms and payment by our distributors is not contingent on resale of the product. Product revenue on sales made to distributors is recognized upon shipment, net of estimated variable consideration. Variable consideration primarily consists of price discounts, price protection, rebates, and stock rotation programs and is estimated based on a portfolio approach using the expected value method derived from historical data, current economic conditions, and contractual terms. Actual variable consideration could differ from these estimates.
A portion of our net revenue is derived from sales through third-party logistics providers who maintain warehouses in close proximity to our customer’s facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the customer.
Our products are generally subject to warranty, which provides for the estimated future costs of replacement upon shipment of the product. Our products carry a standard one-year warranty, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The warranty accrual is estimated primarily based on historical claims compared to historical revenues and assumes that we will have to replace products subject to a claim. From time to time, we become aware of specific warranty situations, and we record specific accruals to cover these exposures. Warranty expenses were not material for the periods presented.

Inventories. We value our inventory at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a reduction to the total carrying value of our inventory for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based primarily on our estimated forecast of product demand and production requirements. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand and judgement to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.
Accounting for Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.
We recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.
Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all the positive and negative evidence available, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years, and as a result, in jurisdictions with cumulative losses, we have provided for a full valuation allowance on deferred tax assets. Using available evidence and judgment, we establish a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against the U.S. and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact our tax provision in the period in which a change of assessment occurs. Taxes due on Global Intangible Low-Taxed Income (GILTI) exclusions in U.S. are recognized as a current period expense when incurred.
As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards, and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that we will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be materially different than the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition or measurement with respect to our uncertain tax positions are reflected in the period in which a change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate to be required as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Any unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which we are subject to potential examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.
The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on our income tax provision in a future period.
Long-lived Assets and Intangible Assets.   We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following:
•significant decreases in the market price of the asset;
•significant adverse changes in the business climate or legal factors;
•accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;
•current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and
•current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.
Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, discount rates and whether or not alternative uses are available for impacted long-lived assets.
Goodwill.   We record goodwill when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill for impairment annually on the last business day of our fiscal fourth quarter, and more frequently, if an event occurs or circumstances change that indicate the fair value of the reporting unit may be below its carrying amount. We have identified that our business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing.
When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
Factors we consider important in the qualitative assessment which could trigger a goodwill impairment review include;
•significant underperformance relative to historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends;
•a significant decline in our stock price for a sustained period; and
•a significant change in our market capitalization relative to our net book value.
If we assess qualitative factors and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we determine not to use qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its carrying value, including goodwill. An impairment exists if the fair value of the reporting unit is lower than its carrying value. We would record an impairment loss in the fiscal quarter in which an impairment determination is made. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.

As of the last day of the fourth quarter of fiscal 2022, we performed our annual impairment assessment for testing goodwill. A step one assessment was performed. Based on our assessment, we determined there was no goodwill impairment.
Business Combinations. We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Results of Operations
Years Ended January 29, 2022 and January 30, 2021
The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	January 29, 2022	January 30, 2021
Net revenue	100.0%	100.0%
Cost of goods sold	53.7	49.9
Gross profit	46.3	50.1
Operating expenses:
Research and development	31.9	36.1
Selling, general and administrative	21.4	15.7
Legal settlement	—	1.2
Restructuring related charges	0.7	5.8
Total operating expenses	54.0	58.8
Operating loss	(7.7)	(8.7)
Interest income	—	0.1
Interest expense	(3.1)	(2.3)
Other income, net	—	0.1
Loss before income taxes	(10.8)	(10.8)
Benefit for income taxes	(1.4)	(1.5)
Loss, net of tax	(9.4)%	(9.3)%

Net Revenue

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentage)
Net revenue	$4,462,383	$2,968,900	50.3%
Our net revenue for fiscal 2022 increased by $1.5 billion compared to net revenue for fiscal 2021. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 71%, from the carrier infrastructure end market by 37%, from the enterprise networking end market by 43%, from the consumer end market by 22%, and from the automotive/industrial end market by 112% compared to fiscal 2021. Average selling prices increased 20% compared to fiscal 2021, and unit shipments were 30% higher compared to fiscal 2021, for an overall increase in net revenue of 50%. This was primarily driven by organic growth of our business and the acquisition of Inphi, which increased our unit shipments, and relatively higher sales of our products where we supply more content and features to our customers, which increased our average selling prices.

Cost of Goods Sold and Gross Profit

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Cost of goods sold	$2,398,158	$1,480,550	62.0%
% of net revenue	53.7%	49.9%
Gross profit	$2,064,225	$1,488,350	38.7%
% of net revenue	46.3%	50.1%
Cost of goods sold as a percentage of net revenue increased for fiscal 2022 compared to fiscal 2021 primarily due to increased costs associated with the Inphi and Innovium acquisitions including amortization of inventory fair value adjustment and amortization of acquired intangible assets. As a result, gross margin for fiscal 2022 decreased 3.8 percentage points compared to fiscal 2021.

Research and Development

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Research and development	$1,424,306	$1,072,740	32.8%
% of net revenue	31.9%	36.1%
Research and development expense increased by $351.6 million in fiscal 2022 compared to fiscal 2021. The increase was primarily due to additional costs from our acquisition of Inphi and Innovium, including $268.0 million of higher personnel-related costs, $39.3 million of higher computer-aided design software related costs, $20.8 million of higher depreciation and amortization costs and $18.7 million of higher engineering design and supplies costs. The increase was partially offset by $55.6 million of higher non-recurring engineering credits recognized in the current period compared to fiscal 2021.

Selling, General and Administrative

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Selling, general and administrative	$955,245	$467,240	104.4%
% of net revenue	21.4%	15.7%
Selling, general and administrative expense increased by $488.0 million in fiscal 2022 compared to fiscal 2021. The increase was due primarily to additional costs from our acquisitions of Inphi and Innovium, including $264.5 million of higher amortization of acquired intangible assets, $140.2 million of higher employee personnel-related costs and $95.4 million higher merger and integration costs.

Stock-Based Compensation Expense

	Year Ended
	January 29, 2022	January 30, 2021
	(in thousands)
Cost of goods sold	$31,081	$16,320
Research and development	273,247	150,867
Selling, general and administrative	173,217	74,352
Total stock-based compensation	$477,545	$241,539
Stock-based compensation expense increased by $236.0 million in fiscal 2022 compared to fiscal 2021. The increase was mainly due to additional equity awards assumed upon the Inphi and Innovium acquisitions as described in “Note 4 - Business Combinations” and “Note 13 - Employee Benefit Plans” in the Notes to the Consolidated Financial Statements.

Legal Settlement

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Legal settlement	$—	$36,000	*
% of net revenue	—%	1.2%
*Not meaningful
In connection with a dispute, we recorded a charge of $36 million in fiscal year 2021. Refer to “Note 11 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for a discussion of this settlement.

Restructuring Related Charges

	Year Ended
	January 29, 2022	January 30, 2021
	(in thousands)
Restructuring related charges	$32,342	$170,759

We recorded total restructuring related charges of $32.3 million in fiscal 2022 as we integrated the acquired businesses and continued to evaluate our existing operations to increase operational efficiency, decrease costs and improve profitability. See “Note 10 - Restructuring” in the Notes to the Consolidated Financial Statements for further information.

Interest Income

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Interest income	$750	$2,599	(71.1)%
% of net revenue	—%	0.1%
Interest income decreased by $1.8 million in fiscal 2022 compared to fiscal 2021 primarily due to lower interest rates on our invested cash.

Interest Expense

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Interest expense	$(139,341)	$(69,264)	101.2%
% of net revenue	(3.1)%	(2.3)%
Interest expense increased by $70.1 million in fiscal 2022 compared to fiscal 2021. The increase was primarily due to the interest expense on the 2020 Term Loans in addition to the new 2026, 2028, and 2031 Senior Notes issued in the first quarter of fiscal 2022, as well as the write-off of issuance costs related to the bridge loan when the loan was terminated in the first quarter of fiscal 2022. See “Note 8 - Debt” in the Notes to the Consolidated Financial Statements for additional information.

Other Income, net

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentages)
Other income, net	$2,764	$2,886	(4.2)%
% of net revenue	—%	0.1%

Other income, net was relatively flat in fiscal 2022 compared to fiscal 2021.

Provision (Benefit) for Income Taxes

	Year Ended
	January 29, 2022	January 30, 2021	% Change in 2022
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(62,461)	$(44,870)	39.2%

The income tax benefit for fiscal 2022 differs from the U.S. federal statutory rate of 21% primarily due to tax benefits of stock-based compensation, offset by foreign income inclusions in the U.S. and non-deductible compensation. The income tax benefit for fiscal 2021 differed from the U.S. federal statutory rate of 21% primarily due to pretax losses of subsidiaries with income tax rates that differed from the U.S. statutory tax rate, combined with a net reduction of unrecognized tax benefits inclusive of interest and penalties, offset by tax expenses attributable to non-deductible compensation. We continue to evaluate potential changes to our legal entity structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business, as well as changes to our business, and acquisitions and divestitures.

Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, acquisitions, changes in the realizability of deferred tax assets, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations. It is also possible that significant negative evidence may become available that causes us to conclude that a valuation allowance is needed on certain of our deferred tax assets, which would adversely affect our income tax provision in the period of such change in judgment. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”
Our Annual Report on Form 10-K for the year ended January 30, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended February 1, 2020 and year-to-year comparisons between the fiscal years ended January 30, 2021 and February 1, 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and Capital Resources
Our principal source of liquidity as of January 29, 2022 consisted of approximately $613.5 million of cash and cash equivalents, of which approximately $498.0 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 14 - Income Taxes” in the Notes to the Consolidated Financial Statements for further information.
In April 2021, we assumed $15.7 million in principal of Inphi’s 0.75% convertible senior notes due 2021 and $506 million in principal of Inphi’s 0.75% convertible senior notes due 2025 from Inphi. We also acquired capped call assets in relation to the convertible debt. See “Note 8 - Debt” in the Notes to the Consolidated Financial Statements for additional information. As of January 29, 2022, the Inphi convertible notes have been settled.
In December 2020, to fund the Inphi acquisition, we executed a debt agreement to obtain a $875 million 3-year term loan and a $875 million 5-year term loan. During the year ended January 29, 2022, the Company repaid $140 million and $21.9 million of the principal outstanding of the 3-year term loan and 5-year term loan, respectively. We also executed a debt agreement to obtain a $750 million revolving credit facility. In April 2021, we completed an offering and issued (i) $500 million of senior notes with a 5-year term due in 2026, (ii) $750 million of senior notes with a 7-year term due in 2028, and (iii) $750 million of senior notes with a 10-year term due in 2031 (collectively, the “Senior Notes”). On October 8, 2021, the Senior Notes were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the Senior Notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Senior Notes issued in April 2021 do not apply to the new notes. In addition, in May 2021, in conjunction with the U.S. domiciliation, we exchanged certain of our existing senior notes due in 2023 (“MTG 2023 Notes”) and 2028 (“MTG 2028 Notes”) (collectively, the “MTG Senior Notes”) that were previously issued by the former Bermuda-based parent with like notes that were issued by the new parent domiciled in Delaware (the “MTI Senior Notes”). On December 16, 2021, the MTI Senior Notes were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the MTI Senior Notes issued in May 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the MTI Senior Notes issued in May 2021 do not apply to the new notes. See “Note 8 - Debt” in the Notes to the Consolidated Financial Statements for additional information.
For a description of our contractual obligations including debt, leases, and purchase commitments, see “Note 8 - Debt,” “Note 9 - Leases,” and “Note 11 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements. In addition, see “Note 14 - Income Taxes” regarding tax related contingencies and uncertain tax positions in the Notes to the Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2020 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty.

To the extent that our existing cash and cash equivalents together with cash generated by operations, and funds available under our 2020 Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current stockholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.
Future payment of a regular quarterly cash dividend on our common stock and our planned repurchases of common stock will be subject to, among other things, the best interests of the Company and our stockholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Delaware law, U.S. securities laws and regulations, market conditions and other factors that our Board of Directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock at all or in any particular amounts. Our stock repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We are focusing on reducing our debt and de-levering our balance sheet. We will continue to evaluate business conditions to decide when to restart the stock repurchase program.
Cash Flows from Operating Activities
Net cash provided by operating activities was $819.4 million for fiscal 2022 compared to net cash provided by operating activities of $817.3 million for fiscal 2021. The cash inflows from operations for fiscal 2022 were primarily due to $421.0 million of net loss adjusted for $1.9 billion of non-cash items and a net decrease from changes in working capital of $662.9 million. The cash outflow from working capital for fiscal 2022 was primarily driven by an increase in accounts receivable, an increase in inventories and an increase in prepaid expenses and other assets. Such increases were partially offset by cash inflows due to an increase in accounts payable, an increase in accrued liabilities and other non-current liabilities and an increase in accrued employee compensation. The increase in accounts receivable was driven primarily by the increase in revenue and stable collections. The increase in inventories is due to strong organic revenue growth and business acquisitions during the year as well as higher materials and manufacturing prices. The increase in prepaid expenses and other assets was due to payments for capacity reservation agreements and an increase in ship and debit reserve. The increase in accrued liabilities and other non-current liabilities was mainly due to an increase in ship and debit claim reserve due to price increase and stock replenishment. The increase in accounts payable was mainly due to timing of payments. The increase in accrued employee compensation was due to the increase in our bonus accrual.
Net cash provided by operating activities was $817.3 million for fiscal 2021. The cash inflows from operations for fiscal 2021 were primarily due to $277.3 million of net loss adjusted for $1.0 billion of non-cash items and a net increase from changes in working capital of $67.9 million. The cash inflow from working capital for fiscal 2021 was primarily driven by an increase in accrued liabilities and other non-current liabilities, an increase in accounts payable, and an increase in accrued employee compensation, as well as a decrease in inventories. Such increase was partially offset by cash outflows due to an increase in accounts receivable and an increase in prepaid expenses and other assets. The increase in accrued liabilities and other non-current liabilities was mainly due to an increase in legal reserves. The increase in accounts payable was mainly due to timing of payments. The increase in accrued employee compensation was due to the increase in our bonus accrual and increase in employee contributions to the employee stock purchase plan. The decrease in inventories was due to improved supply chain management. The increase in accounts receivable was driven primarily by the increase in revenue and stable collections. The increase in prepaid expenses and other assets was due to an increase in ship and debit reserve.
Cash Flows from Investing Activities
Net cash used in investing activities of $3.7 billion in fiscal 2022 was primarily driven by the net cash consideration for business acquisitions of $3.6 billion, purchases of property and equipment of $169.3 million and purchases of technology licenses of $17.8 million.
Net cash used in investing activities of $119.6 million in fiscal year 2021 was primarily driven by purchases of property and equipment of $106.8 million, and purchases of technology licenses of $12.7 million.

Cash Flows from Financing Activities
Net cash provided by financing activities of $2.8 billion in fiscal 2022 was primarily attributable to proceeds from issuance of debt of $3.9 billion, $160.3 million proceeds from capped calls and $84.5 million proceeds from the issuance of our common stock under our equity inventive plans. The increases were partially offset by $526.9 million repayment of debt principal, $305.7 million for withholding tax paid on behalf of employees for net share settlement, $191.0 million payment for our quarterly dividends, $181.2 million payment for repurchases and settlement of convertible notes, $134.4 million payments for technology license obligations and $11.9 million payments for debt financing and equity issuance costs associated with the Inphi acquisition.
Net cash used in financing activities of $596.8 million in fiscal year 2021 was primarily attributable to $250.0 million repayment of debt principal, $160.6 million payment for our quarterly dividends, $100.0 million payment for technology license obligations and $38.0 million payments for debt financing and equity issuance costs associated with the Inphi acquisition.
Recent Accounting Pronouncements
Please see “Note 2 -  Significant Accounting Policies - Recent Accounting Pronouncements” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan, including changes that may result from implementation of new benchmark rates that replace LIBOR. See “Note 8 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $15.7 million.
We currently carry debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2020 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at January 29, 2022, aside from cash and cash equivalents.
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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Marvell Technology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marvell Technology, Inc. and subsidiaries (the “Company”) as of January 29, 2022, and January 30, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022, and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combinations – Fair Value of Acquired Intangible Assets — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisitions of Inphi Corporation for $9.9 billion on April 20, 2021, and Innovium, Inc. for $1.0 billion on October 5, 2021. The Company accounted for the transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $4.4 billion for Inphi and $433 million for Innovium. Intangible assets acquired primarily related to developed technology, in process research and development (“IPR&D”) and customer relationships. Management estimated the fair value of the intangible assets using valuation techniques which includes the use of a discounted cash flow model. The fair value determination of the intangible assets required management to make significant estimates and assumptions, including future expected revenue, expenses, capital expenditures and other costs, as well as discount rates.

We identified the fair value of acquired intangible assets as a critical audit matter because of the significant business assumptions and estimates used in the valuation of the Inphi and Innovium acquired entity intangible assets that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to each acquisition. The significant assumptions and estimates used to estimate the fair value of Inphi intangible assets relate primarily to the forecasted revenue growth rates, the expected period over which the intangible assets are expected to produce cash flows (“technology obsolescence rates”), the period required for customers revenues to mature (“customer ramp periods”) and the discount rates applied to these future cash flows. The significant assumptions and estimates used to estimate the fair value of Innovium intangible assets relate primarily to the annual revenue growth rates that form the basis of future cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the Inphi acquired intangible assets, specifically as they relate to significant assumptions and estimates including forecasted revenue growth rates, technology obsolescence rates, customer ramp periods, and discount rates, included the following, among others:
•We tested the effectiveness of internal controls over the valuation and accounting for the acquired intangible assets, including management’s controls related to the forecasted revenue growth rate and selection of technology obsolescence rates, customer ramp periods, and discount rate.
•We assessed the reasonableness of management’s forecast of future revenues by comparing the projections to historical results, certain peer companies, and industry data.
•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.
•We evaluated the reasonableness of management’s selection of technology obsolescence rates and customer ramp periods by understanding the development status and life cycle of each product and comparing management’s assumptions to historical product and customer data and information obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
Our audit procedures related to the fair value of the Innovium acquired intangible assets, specifically as they relate to significant assumptions and estimates including forecasted revenue growth rates by product, included the following, among others:
•We tested the effectiveness of internal controls over the valuation and accounting for the acquired intangible assets, including management’s controls related to the forecasted revenue growth rates by product.
•We assessed the reasonableness of management’s forecasts of future revenues by comparing the projections to contracted future sales, certain peer companies, and industry data.
•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology used by the Company.
Inventories - Management Judgements Regarding Excess and Obsolete Inventory Reserves — Refer to Note 2 to the financial statements
Critical Audit Matter Description
Management writes down excess inventories based upon a regular analysis of inventory on hand compared to historical and forecasted demand. Management’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles and development plans, expected customer orders, projected market conditions, and historical usage by product. As of January 29, 2022, the Company's consolidated inventories balance was $720 million.
We identified the valuation of inventory as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess write downs and the potential amplification of those judgments in periods of market uncertainty. Specifically, due to the ongoing market uncertainty, including the business impacts of the global supply chain shortage, performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of forecasted demand used in the valuation of inventory included the following, among others:
•We tested the effectiveness of internal controls over management’s provisions for excess inventories, including internal controls designed to review and approve forecasted demand and the underlying assumptions regarding expected product lifecycles, product development plans, expected customer orders, projected market conditions, and historical usage by product.
•We evaluated management’s ability to accurately estimate forecasted demand by comparing estimates made in prior periods to the historical actual results for those same periods.
•We made inquiries of business unit managers throughout the period as well as executives, sales, and operations personnel about the expected product lifecycles and product development plans and historical usage by product and compared expectations to actual developments over the period.
•We selected a sample of inventory products (both on-hand and from committed open purchase orders) and tested the forecasted demand by comparing internal and external information (e.g., historical usage, contracts, communications with customers, macroeconomic conditions, etc.) with the Company’s forecast.
•We considered, when relevant, the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquires as to changes within the business and evidence obtained through other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 10, 2022
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$613,533	$748,467
Accounts receivable, net	1,048,583	536,668
Inventories	720,331	268,228
Prepaid expenses and other current assets	111,003	63,782
Total current assets	2,493,450	1,617,145
Property and equipment, net	462,773	326,125
Goodwill	11,511,129	5,336,961
Acquired intangible assets, net	6,153,422	2,270,700
Deferred tax assets	493,508	672,424
Other non-current assets	994,315	541,569
Total assets	$22,108,597	$10,764,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461,509	$252,419
Accrued liabilities	622,561	435,616
Accrued employee compensation	241,306	189,421
Short-term debt	63,166	199,641
Total current liabilities	1,388,542	1,077,097
Long-term debt	4,484,811	993,170
Other non-current liabilities	533,147	258,853
Total liabilities	6,406,500	2,329,120
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 1,250,000 shares authorized; 846,695 and 675,402 shares issued and outstanding in fiscal 2022 and 2021, respectively	1,692	1,350
Additional paid-in capital	14,209,047	6,331,013
Retained earnings	1,491,358	2,103,441
Total stockholders’ equity	15,702,097	8,435,804
Total liabilities and stockholders’ equity	$22,108,597	$10,764,924
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net revenue	$4,462,383	$2,968,900	$2,699,161
Cost of goods sold	2,398,158	1,480,550	1,342,220
Gross profit	2,064,225	1,488,350	1,356,941
Operating expenses:
Research and development	1,424,306	1,072,740	1,080,391
Selling, general and administrative	955,245	467,240	464,580
Legal settlement	—	36,000	—
Restructuring related charges	32,342	170,759	55,328
Total operating expenses	2,411,893	1,746,739	1,600,299
Operating loss	(347,668)	(258,389)	(243,358)
Interest income	750	2,599	4,816
Interest expense	(139,341)	(69,264)	(85,631)
Other income (loss), net	2,764	2,886	1,122,555
Interest and other income (loss), net	(135,827)	(63,779)	1,041,740
Income (loss) before income taxes	(483,495)	(322,168)	798,382
Benefit for income taxes	(62,461)	(44,870)	(786,009)
Net income (loss)	$(421,034)	$(277,298)	$1,584,391

Comprehensive income (loss), net of tax	$(421,034)	$(277,298)	$1,584,391

Net income (loss) per share - basic	$(0.53)	$(0.41)	$2.38

Net income (loss) per share - diluted	$(0.53)	$(0.41)	$2.34

Weighted-average shares:
Basic	796,855	668,772	664,709
Diluted	796,855	668,772	676,094
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$1,116,495	$7,306,410
Issuance of common stock in connection with equity incentive plans	19,453	40	147,013	—	147,053
Tax withholdings related to net share settlement of restricted stock units	—	—	(98,293)	—	(98,293)
Stock-based compensation	—	—	243,937	—	243,937
Issuance of warrant for common stock	—	—	3,407	—	3,407
Replacement equity awards attributable to pre-acquisition service	—	—	15,520	—	15,520
Repurchase of common stock	(14,486)	(29)	(364,243)	—	(364,272)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	(159,573)	(159,573)
Net income	—	—	—	1,584,391	1,584,391
Balance at February 1, 2020	663,481	1,328	6,135,939	2,541,313	8,678,580
Issuance of common stock in connection with equity incentive plans	13,172	25	86,648	—	86,673
Tax withholdings related to net share settlement of restricted stock units	—	—	(108,089)	—	(108,089)
Stock-based compensation	—	—	241,714	—	241,714
Repurchase of common stock	(1,251)	(3)	(25,199)	—	(25,202)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	(160,574)	(160,574)
Net loss	—	—	—	(277,298)	(277,298)
Balance at January 30, 2021	675,402	1,350	6,331,013	2,103,441	8,435,804
Issuance of common stock in connection with equity incentive plans	11,646	22	84,501	—	84,523
Tax withholdings related to net share settlement of restricted stock units	—	—	(299,851)	—	(299,851)
Stock-based compensation	—	—	473,517	—	473,517
Issuance of common stock in connection with acquisitions	146,163	293	6,889,786	—	6,890,079
Equity related issuance cost	—	—	(8,177)	—	(8,177)
Replacement equity awards attributable to pre-acquisition service	—	—	115,570	—	115,570
Conversion feature of convertible notes	—	—	244,155	—	244,155
Impact of repurchase of convertible notes	7,115	14	234,333	—	234,347
Conversion of convertible notes to common stock	6,369	13	144,200	—	144,213
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	(191,049)	(191,049)
Net loss	—	—	—	(421,034)	(421,034)
Balance at January 29, 2022	846,695	$1,692	$14,209,047	$1,491,358	$15,702,097
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flows from operating activities:
Net income (loss)	$(421,034)	$(277,298)	$1,584,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,934	197,912	156,658
Stock-based compensation	460,679	241,539	242,207
Amortization of acquired intangible assets	979,377	443,616	368,082
Amortization of inventory fair value adjustment associated with acquisitions	194,273	17,284	55,826
Amortization of deferred debt issuance costs and debt discounts	21,557	10,026	6,763
Restructuring related impairment charges	6,200	130,903	17,571
Deferred income taxes	(93,894)	(39,491)	(785,158)
Gain on sale of business	—	—	(1,121,709)
Other expense, net	69,163	24,923	26,448
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(409,079)	(44,322)	11,244
Inventories	(291,886)	29,913	12,759
Prepaid expenses and other assets	(161,806)	(41,634)	(54,138)
Accounts payable	93,157	39,663	1,658
Accrued liabilities and other non-current liabilities	77,148	44,612	(182,893)
Accrued employee compensation	29,579	39,641	20,588
Net cash provided by operating activities	819,368	817,287	360,297
Cash flows from investing activities:
Sales of available-for-sale securities	—	—	18,832
Purchases of technology licenses	(17,797)	(12,708)	(4,712)
Purchases of property and equipment	(169,324)	(106,798)	(81,921)
Acquisitions, net of cash acquired	(3,554,936)	—	(1,071,079)
Net proceeds from sale of business	—	—	1,698,783
Other, net	(3,073)	(138)	(1,057)
Net cash provided by (used in) investing activities	(3,745,130)	(119,644)	558,846
Cash flows from financing activities:
Repurchases of common stock	—	(25,202)	(364,272)
Proceeds from employee stock plans	84,484	86,635	147,276
Tax withholding paid on behalf of employees for net share settlement	(305,657)	(108,094)	(98,302)
Dividend payments to stockholders	(191,049)	(160,574)	(159,573)
Payments on technology license obligations	(134,435)	(100,018)	(72,266)
Proceeds from issuance of debt	3,896,096	—	950,000
Principal payments of debt	(526,876)	(250,000)	(1,250,000)
Payment for repurchases and settlement of convertible notes	(181,207)	—	—
Proceeds from capped calls	160,319	—	—
Payment of equity and debt financing costs	(11,850)	(38,023)	—
Other, net	1,003	(1,504)	(6,812)
Net cash provided by (used in) in financing activities	2,790,828	(596,780)	(853,949)
Net increase (decrease) in cash and cash equivalents	(134,934)	100,863	65,194
Cash and cash equivalents at beginning of the year	748,467	647,604	582,410
Cash and cash equivalents at end of the year	$613,533	$748,467	$647,604
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation
The Company
Marvell Technology, Inc., and its subsidiaries (the “Company”), is a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. The Company is a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal, and digital signal processing functionality. The Company also leverages leading intellectual property and deep system-level expertise, as well as highly innovative security firmware. The Company's solutions are empowering the data economy and enabling the data center, carrier infrastructure, enterprise networking, consumer, and automotive/industrial end markets. The Company is incorporated in Delaware, United States.
Basis of Presentation
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2022, fiscal 2021 and fiscal 2020 each had a 52-week period. Certain prior period amounts have been reclassified to conform to current year presentation.
On April 20, 2021, the Company completed its acquisition of Inphi Corporation (“Inphi”) in a cash and stock transaction. Inphi is a global leader in high-speed data movement enabled by optical interconnects. In conjunction with the acquisition transaction, Marvell Technology Group Ltd. and Inphi became wholly owned subsidiaries of the new parent company, Marvell Technology, Inc., on April 20, 2021. The parent company is domiciled in and subject to taxation in the United States. See “Note 4 - Business Combinations”, “Note 5 - Goodwill and Acquired Intangible Assets, Net”, and “Note 14 - Income Taxes” for more information.
On October 5, 2021, the Company completed its acquisition of Innovium, Inc. (“Innovium”), a leading provider of networking solutions for cloud and edge data centers, in an all-stock transaction. See “Note 4 - Business Combinations” and “Note 5 - Goodwill and Acquired Intangible Assets, Net” for more information.

Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the U.S. dollar.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and time deposits.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments in Equity Securities
The Company has equity investments in privately-held companies. If the Company has the ability to exercise significant influence over the investee, but not control, the Company accounts for the investment under the equity method. If the Company does not have the ability to exercise significant influence over the operations of the investee, the Company accounts for the investment under the measurement alternative method. Investments in privately-held companies are included in other non-current assets and subject to impairment review on an ongoing basis. Investments are considered impaired when the fair value is below the investment’s cost basis. This assessment is based on a qualitative and quantitative analysis, including, but not limited to, the investee’s revenue and earnings trends, available cash and liquidity, and the status of the investee’s products and the related market for such products.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high-quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. For customers including distributors, the Company performs ongoing credit evaluations of their financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and their current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, reasonable and supportable forecasts, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
The Company’s accounts receivable was concentrated with six customers at January 29, 2022, who comprise a total of 52% of gross accounts receivable, compared with four customers at January 30, 2021, who represented 53% of gross accounts receivable, respectively. This presentation is at the customer consolidated level.
During fiscal 2022, 2021 and 2020, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Distributor:
Distributor A	15%	13%	12%

The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.
Inventories
Inventory is stated at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. The total carrying value of the Company’s inventory is reduced for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is less than currently forecasted, the Company may be required to write inventory down below the current carrying value. Once the carrying value of inventory is reduced, it is maintained until the product to which it relates is sold or otherwise disposed. Inventoriable shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations.
Property and Equipment, Net
Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 2 to 7 years for machinery and equipment, and 3 to 4 years for computer software, and furniture and fixtures. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually on the last business day of the fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or the Company may determine to proceed directly to the quantitative impairment test.
If the Company assesses qualitative factors and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company determines not to use the qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its carrying value, including goodwill. The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. An impairment exists if the fair value of the reporting unit is lower than its carrying value. If the fair value of the reporting unit is lower than its carrying value, the Company would record an impairment loss in the fiscal quarter in which the determination is made.
Long-Lived Assets and Intangible Assets
The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company estimates the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 5 - Goodwill and Acquired Intangible Assets, Net” for further details regarding impairment of acquisition-related identified intangible assets.
Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives. In-process research and development (“IPR&D”) is not amortized until the completion of the related development.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company's leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term.
Foreign Currency Transactions
The functional currency of all of the Company’s non-United States (“U.S.”) operations is the U.S. dollar. Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the exchange rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations.
Revenue Recognition
Product revenue is recognized at a point in time when control of the asset is transferred to the customer. Substantially all of the Company's revenue is derived from product sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For product revenue, the performance obligation is deemed to be the delivery of the product and therefore, the revenue is generally recognized upon shipment to customers, net of accruals for estimated sales returns and rebates. These estimates are based on historical returns analysis and other known factors. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. Product revenue on sales made to distributors is recognized upon shipment, net of estimated variable consideration. Variable consideration primarily consists of price discounts, price protection, rebates, and stock rotation programs and is estimated based on a portfolio approach using the expected value method derived from historical data, current economic conditions, and contractual terms.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A portion of the Company's net revenue is derived from sales through third-party logistics providers who maintain warehouses in close proximity to our customer’s facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the customer.
The Company’s products are generally subject to warranty, which provides for the estimated future costs of replacement upon shipment of the product. The Company’s products carry a standard one-year warranty, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The warranty accrual is estimated primarily based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. From time to time, the Company becomes aware of specific warranty situations, and it records specific accruals to cover these exposures. Warranty expenses were not material for the periods presented.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded $0.8 million, $0.6 million and $0.8 million of advertising costs for fiscal 2022, 2021 and 2020, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service vesting period. The Company amortizes stock-based compensation expense for time-based awards under the straight-line attribution method over the vesting period. Stock-based compensation expense for performance-based awards is recognized when it becomes probable that the performance conditions will be met. The Company amortizes stock-based compensation expense for performance-based awards using the accelerated method.
The fair value of each restricted stock unit is estimated based on the market price of the Company’s common stock on the date of grant less the expected dividend yield.
The Company estimates the fair value of stock purchase awards on the date of grant using the Black Scholes option-pricing model. The fair value of performance-based awards based on total shareholder return (“TSR”) and value creation (“VCA”) awards are estimated on the date of grant using a Monte Carlo simulation model.
Forfeitures are recorded when they occur. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occur.
Comprehensive Income (Loss)
Comprehensive income (loss), net of tax is comprised of net income and net change in unrealized gains and losses on cash flow hedges. For fiscal 2022, 2021 and 2020, there were no reconciling differences between net income (loss) and comprehensive income (loss).
Accounting for Income Taxes
The Company estimates its income taxes in the jurisdictions in which it operates. This process involves estimating the Company's actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets.
The Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Evaluating the need for a valuation allowance on deferred tax assets requires judgment and analysis of all available positive and negative evidence, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. We establish a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against U.S. and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact the Company's tax provision in the period in which a change occurs. Taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. are recognized as a current period expense when incurred.
As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company's effective tax rate is highly dependent upon the geographic distribution of the Company's worldwide earnings or losses, the tax laws and regulations in various localities, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of the Company's tax planning strategies, including the Company's estimates of the fair value of its intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially affect the Company's tax liability and/or effective income tax rate.
The Company is subject to income tax audits by tax authorities in the jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company's tax liabilities involves the inherent uncertainty associated with complex tax laws. The Company believes it has adequately provided for in its financial statements additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than its accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.
The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that the Company make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on the Company's tax provision in a future period.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard was adopted by the Company on January 31, 2021 on a prospective basis and did not have a material effect on the Company's consolidated financial statements.
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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In October 2021, the FASB issued an accounting standards update that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, with early adoption permitted. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The adoption impact of this new standard on the Company's consolidated financial statements will depend on the magnitude of future acquisitions.

Note 3 — Revenue
Disaggregation of Revenue
The majority of the Company's revenue is generated from sales of the Company’s products.
The following table summarizes net revenue disaggregated by end market (in thousands, except percentages):

	Year Ended January 29, 2022	% of Total	Year Ended January 30, 2021	% of Total	Year Ended February 1, 2020	% of Total
Net revenue by end market:
Data center	$1,784,644	40%	$1,040,726	35%	$823,841	31%
Carrier infrastructure	820,377	18%	599,527	20%	369,901	14%
Enterprise networking	907,736	20%	636,032	22%	569,574	21%
Consumer	699,985	16%	574,627	19%	845,825	31%
Automotive/industrial	249,641	6%	117,988	4%	90,020	3%
	$4,462,383	100%	$2,968,900	100%	$2,699,161	100%

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Year Ended January 29, 2022	% of Total	Year Ended January 30, 2021	% of Total	Year Ended February 1, 2020	% of Total
Net revenue based on destination of shipment:
China	$1,970,544	44%	$1,268,820	43%	$1,071,028	40%
United States	484,042	11%	321,448	11%	258,827	10%
Thailand	355,296	8%	251,408	8%	230,218	9%
Malaysia	275,967	6%	254,053	9%	226,358	8%
Japan	222,831	5%	142,554	5%	162,399	6%
Singapore	220,809	5%	107,573	4%	80,120	3%
Philippines	213,393	5%	166,734	6%	221,566	8%
Others	719,501	16%	456,310	14%	448,645	16%
	$4,462,383		$2,968,900		$2,699,161

These destinations of shipment are not necessarily indicative of the geographic location of the Company's end customers or the country in which the Company's end customers sell devices containing the Company's products. For example, a substantial majority of the shipments made to China relate to sales to non-China based customers that have factories or contract manufacturing operations located within China.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Year Ended January 29, 2022	% of Total	Year Ended January 30, 2021	% of Total	Year Ended February 1, 2020	% of Total
Net revenue by customer type:
Direct customers	$3,314,497	74%	$2,213,645	75%	$2,041,089	76%
Distributors	1,147,886	26%	755,255	25%	658,072	24%
	$4,462,383		$2,968,900		$2,699,161
Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the year ended January 29, 2022, that was included in deferred revenue balance at January 30, 2021 was not material.
As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
Sales Commissions
The Company has elected to apply the practical expedient to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 4 — Business Combinations
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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 5 - Goodwill and Acquired Intangible Assets, Net” for additional information.
The purchase price allocation is as follows (in thousands):

	Previously Reported October 30, 2021 (Provisional)	Measurement Period Adjustment	January 29, 2022
Cash and cash equivalents	$60,436	$—	$60,436
Inventories	69,991	—	69,991
Goodwill	470,000	(7,612)	462,388
Acquired intangible assets, net	433,000	—	433,000
Other, net	(29,181)	7,612	(21,569)
Total merger consideration	$1,004,246	$—	$1,004,246

The previously reported provisional amounts presented in the table above pertained to the purchase price allocation reported in the Company’s Form 10-Q for the third quarter ended October 30, 2021. The measurement period adjustment was associated with a change in the estimate of realizability of certain deferred tax assets. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets, or cash flows in any periods previously reported.
The Company incurred total acquisition related costs of $11.9 million which were recorded in selling, general and administrative expense in the consolidated statements of operations.
Inphi
On April 20, 2021, the Company completed the acquisition of Inphi (the “Inphi acquisition”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The Inphi acquisition was primarily intended to create an opportunity for the combined company to be uniquely positioned to serve the data-driven world, addressing high growth, attractive end markets such as cloud data center and 5G. In accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of October 29, 2020, by and among the Company and Inphi (the “Inphi merger agreement”), the Company acquired all outstanding shares of common stock of Inphi for $66 per share in cash and 2.323 shares of the Company’s common stock exchanged for each share of Inphi common stock. The merger consideration paid in cash was funded with a combination of cash on hand and funds from the Company’s debt financing. See “Note 8 - Debt” for additional information.
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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The merger consideration allocation set forth herein is preliminary and may be revised with adjustment to goodwill as additional information becomes available during the measurement period from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.
In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 5 - Goodwill and Acquired Intangible Assets, Net” for additional information.
The purchase price allocation is as follows (in thousands):

	Previously Reported May 1, 2021 (Provisional)	Measurement Period Adjustment	January 29, 2022
Cash and cash equivalents	$72,251	$—	$72,251
Accounts receivable, net	99,728	—	99,728
Inventories	270,382	—	270,382
Prepaid expenses and other current assets	213,292	—	213,292
Property and equipment, net	98,528	—	98,528
Acquired intangible assets, net	4,420,000	—	4,420,000
Other non-current assets	145,856	(47,073)	98,783
Goodwill	5,628,705	57,528	5,686,233
Accounts payable and accrued liabilities	(189,807)		(189,807)
Convertible debt - short-term	(313,664)	—	(313,664)
Convertible debt - long-term	(240,317)	—	(240,317)
Other non-current liabilities	(287,425)	(10,455)	(297,880)
Total merger consideration	$9,917,529	$—	$9,917,529

The previously reported provisional amounts presented in the table above pertained to the purchase price allocation reported in the Company’s Form 10-Q for the first quarter ended May 1, 2021. The measurement period adjustments were associated with deferred tax liabilities on certain purchased intangible assets, in addition to deferred tax assets as a result of changes in estimates related to finalizing Inphi’s 2020 U.S. tax return. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets, or cash flows in any periods previously reported.
The Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense in the consolidated statements of operations. The Company also incurred $39.8 million of aggregate debt financing costs. As of January 29, 2022, $2.5 million is included in short-term debt, and $30.2 million is included in long-term debt on the accompanying consolidated balance sheets. See “Note 8 - Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the consolidated balance sheets.
Post acquisition revenue and income (loss) on a standalone basis is impracticable to determine as the Company integrated Inphi into its existing financial systems and operations in the second quarter ended July 31, 2021.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avera
On November 5, 2019, the Company completed the acquisition of Avera, the ASIC business of GlobalFoundries. Avera is a leading provider of ASIC semiconductor solutions. The Company acquired Avera to expand its ASIC design capabilities. Total purchase consideration consisted of cash consideration paid to GlobalFoundries of $593.5 million, net of working capital and other adjustments. An additional $90 million in cash would have been paid to acquire additional assets if certain conditions were satisfied. In July 2020, GlobalFoundries and the Company agreed to terminate this requirement to acquire the additional assets.
The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. A portion of the goodwill recorded for the Avera acquisition is deductible for tax purposes.
The purchase price allocation is as follows (in thousands):

Inventories	$106,465
Prepaid expenses and other current assets	17,495
Property and equipment, net	25,677
Acquired intangible assets, net	379,000
Other non-current assets	6,870
Goodwill	129,998
Accrued liabilities	(64,155)
Deferred tax liabilities	(7,200)
Other non-current liabilities	(650)
$593,500
In fiscal year 2020, the Company incurred total acquisition related costs of $5.7 million which were recorded in selling, general and administrative expense in the consolidated statements of operations.
Aquantia Corp
On September 19, 2019, the Company completed the acquisition of Aquantia. Aquantia is a manufacturer of high-speed transceivers which includes copper and optical physical layer products. The Company acquired Aquantia to further its position in automotive in-vehicle networking and strengthen its multi-gig ethernet PHY portfolio for enterprise infrastructure, data center and access applications. In accordance with the terms of the Agreement and Plan of Merger dated May 6, 2019, by and among the Company and Aquantia (the “Aquantia merger agreement”), the Company acquired all outstanding shares of common stock of Aquantia (the “Aquantia shares”) for $13.25 per share in cash. The merger consideration was funded with a combination of cash on hand and funds from the Company's revolving line of credit (“2018 Revolving Credit Facility”). See “Note 8 - Debt” for additional information.

The following table summarizes the total merger consideration (in thousands):

Cash consideration	$486,669
Stock consideration for replacement equity awards attributable to pre-combination service	15,520
Total merger consideration	$502,189

The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Aquantia acquisition is not expected to be deductible for tax purposes.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The purchase price allocation is as follows (in thousands):

Cash and short-term investments	$27,914
Inventory	33,900
Goodwill	226,545
Acquired intangible assets	193,000
Other non-current assets	36,172
Accrued liabilities	(21,813)
Other, net	6,471
$502,189
In fiscal year 2020, the Company incurred total acquisition related costs of $5.3 million which were recorded in selling, general and administrative expense in the consolidated statements of operations.

Unaudited Supplemental Pro Forma Information
The unaudited supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisitions had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believe are reasonable under the circumstances.
The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Innovium and Inphi had been acquired as of beginning of fiscal year 2021 and Avera and Aquantia had been acquired as of the beginning of fiscal year 2019. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to stock-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2021, non-recurring pro forma adjustments directly attributable to the Innovium and Inphi acquisitions in the pro forma information presented below included (i) stock-based compensation expense of $46.7 million, (ii) the purchase accounting effect of inventories acquired of $233.0 million, (iii) interest expense of $11.4 million, and (iv) transaction costs of $65.7 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Inphi and Innovium acquisitions actually occurred at the beginning of fiscal year 2021 and the Avera and Aquantia acquisitions actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Pro forma net revenue	$4,638,476	$3,686,021	$3,011,550
Pro forma net income (loss)	$(211,900)	$(1,351,400)	$1,532,594

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Goodwill and Acquired Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In connection with the Innovium and Inphi acquisitions on October 5, 2021 and April 20, 2021, respectively, the Company recorded goodwill of $6.1 billion. In January 2022, the Company completed the acquisition of a consulting services entity located in Canada, specialized in providing ASIC/SoC IP core expertise, for purchase consideration of $41.8 million, primarily for the purpose of expanding engineering resources to address customer design opportunities, of which $25.5 million was allocated to goodwill. The carrying value of total goodwill as of January 29, 2022 and January 30, 2021 was $11.5 billion and $5.3 billion, respectively. See “Note 4 - Business Combinations” for discussion of the acquisitions and changes to the carrying value of goodwill.
The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2022 did not result in any impairment charge.
There was no activity from acquisitions or divestitures recorded to goodwill in fiscal 2022 and 2021 other than those described above.
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
	$4,420,000

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of January 29, 2022 and January 30, 2021, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	January 29, 2022
	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Weighted -Average Remaining Amortization Period (Years)
Developed technologies	$4,744,100	$(1,333,696)	$3,410,404	5.17
Customer contracts and related relationships	2,184,000	(519,622)	1,664,378	5.21
Trade names	73,000	(26,198)	46,802	3.95
Order backlog	70,000	(67,162)	2,838	0.03
Total acquired amortizable intangible assets	7,071,100	(1,946,678)	5,124,422	5.17
IPR&D	1,029,000	—	1,029,000	n/a
Total acquired intangible assets	$8,100,100	$(1,946,678)	$6,153,422

	January 30, 2021
	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,454,000	$(724,215)	$1,729,785	5.54
Customer contracts and related relationships	643,000	(228,845)	414,155	5.62
Trade names	23,000	(14,240)	8,760	2.20
Total acquired amortizable intangible assets	3,120,000	(967,300)	2,152,700	5.54
IPR&D	118,000	—	118,000	n/a
Total acquired intangible assets	$3,238,000	$(967,300)	$2,270,700

The Company regularly analyzes the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the intangible assets may not be recoverable. During the second quarter of fiscal 2021, impairment charges of $50.3 million related to certain intangible assets acquired from Cavium were recognized as part of restructuring actions. The gross carrying amounts and the accumulated amortization of those impaired intangible assets were excluded from the table above. See “Note 10 - Restructuring” for additional information.
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain Cavium customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives in order to more closely align with the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 3 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off.
Amortization for acquired intangible assets was $979.4 million, $443.6 million and $368.1 million during the years ended January 29, 2022, January 30, 2021 and February 1, 2020 respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of January 29, 2022 (in thousands):

Fiscal Year	Amount
2023	$1,050,897
2024	1,039,160
2025	987,134
2026	938,966
2027	787,975
Thereafter	320,290
$5,124,422

Note 6 — Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	January 29, 2022	January 30, 2021
Cash and cash equivalents:
Cash	$435,885	$633,822
Cash equivalents:
Time deposits	177,648	114,645
Cash and cash equivalents	$613,533	$748,467
Short-term, highly liquid investments of $177.6 million and $114.6 million as of January 29, 2022 and January 30, 2021, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not considered as investments because of the short-term maturity of such investments.

	January 29, 2022	January 30, 2021
Accounts receivable, net:
Accounts receivable	$1,051,543	$538,739
Less: Doubtful accounts	(2,960)	(2,071)
Accounts receivable, net	$1,048,583	$536,668

	January 29, 2022	January 30, 2021
Inventories:
Work-in-process	$578,897	$187,351
Finished goods	141,434	80,877
Inventories	$720,331	$268,228
The inventory balance at January 29, 2022 includes $38.7 million related to the remaining inventory fair value adjustment from the Innovium acquisition.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 29, 2022	January 30, 2021
Property and equipment, net:
Machinery and equipment	$895,309	$693,689
Land, buildings, and leasehold improvements	293,579	284,532
Computer software	109,135	103,789
Furniture and fixtures	30,136	26,990
	1,328,159	1,109,000
Less: Accumulated depreciation	(865,386)	(782,875)
Property and equipment, net	$462,773	$326,125
The Company recorded depreciation expense of $113.5 million, $95.9 million and $83.4 million for fiscal 2022, 2021 and 2020, respectively.

	January 29, 2022	January 30, 2021
Other non-current assets:
Technology and other licenses (1)	$490,178	$242,244
Prepaid ship and debit	215,931	131,657
Operating right-of-use assets	142,029	101,411
Prepayments on supply capacity reservation agreements	54,587	—
Non-marketable equity investments	30,679	7,646
Other	60,911	58,611
Other non-current assets	$994,315	$541,569
(1)Amortization of technology and other licenses was $149.5 million, $99.3 million and $70.4 million in fiscal 2022, 2021 and 2020, respectively.

	January 29, 2022	January 30, 2021
Accrued liabilities:
Variable consideration estimates (1)	$258,614	$180,995
Technology license obligations	84,185	71,130
Deferred non-recurring engineering credits	71,169	37,300
Deferred revenue	38,962	16,146
Lease liabilities - current	38,151	32,461
Accrued income tax payable	23,348	2,246
Accrued interest payable	20,116	8,709
Accrued royalty	17,429	12,740
Accrued legal reserve	8,537	50,101
Other	62,050	23,788
Accrued liabilities	$622,561	$435,616
(1)     Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 29, 2022	January 30, 2021
Other non-current liabilities:
Technology license obligations	$304,343	$86,241
Lease liabilities - non current	140,349	104,417
Non-current income taxes payable	34,963	22,526
Deferred tax liabilities	34,508	22,359
Other	18,984	23,310
Other non-current liabilities	$533,147	$258,853

Accumulated other comprehensive income (loss):
During the year ended January 29, 2022, there was no change in accumulated other comprehensive income. The changes in accumulated other comprehensive income (loss) by components for the comparative period are presented in the following table (in thousands):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income (loss) before reclassifications	1,214
Amounts reclassified from accumulated other comprehensive income (loss)	(1,214)
Net current-period other comprehensive loss, net of tax	$—
Balance at January 30, 2021	$—

Consolidated Statements of Operations

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Other income, net:
Gain on sale of business (1)	$—	$—	$1,121,709
Currency remeasurement loss	(1,113)	(1,914)	(2,817)
Other income	3,877	4,800	3,663
Other Income, net	$2,764	$2,886	$1,122,555

(1)On December 6, 2019, the Company completed the divestiture of the Wi-Fi Connectivity business to NXP USA, Inc, a subsidiary of NXP Semiconductors. Based on the terms of the agreement, the Company received sale consideration of $1.7 billion in cash proceeds. In fiscal year 2020, the Company recognized a pre-tax gain on sale of $1.1 billion in conjunction with the divestiture of the Wi-Fi Connectivity business.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Supplemental Cash Flow Information:
Cash paid for interest	$91,202	$54,575	$76,506
Cash paid for income taxes, net	$7,929	$14,203	$117,529
Non-Cash Investing and Financing Activities:
Non-cash consideration paid for the acquisitions	$7,231,823	$—	$15,520
Purchase of software and intellectual property under license obligations	$325,459	$68,807	$193,149
Unpaid purchase of property and equipment at end of year	$20,696	$10,061	$23,015
Unpaid equity and debt financing costs	$—	$1,729	$—

Note 7 — Fair Value Measurements
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
Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2 — Other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs that are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Company’s Level 1 assets include marketable equity investments that are classified as other non-current assets and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yield. In addition, the severance pay fund is classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at January 29, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$177,648	$—	$177,648
Other non-current assets:
Marketable equity investments	1,234	—	—	1,234
Severance pay fund	—	703	—	703
Total assets	$1,234	$178,351	$—	$179,585

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of January 29, 2022, non-marketable equity investments had a carrying value of $30.7 million and are included in other non-current assets in the Company’s consolidated balance sheets.

	Fair Value Measurements at January 30, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$114,645	$—	$114,645
Other non-current assets:
Severance pay fund	—	623	—	623
Total assets	$—	$115,268	$—	$115,268

There were no transfers of assets between levels in either fiscal 2022 or 2021.
Fair Value of Debt
The Company classified the 2018 Term Loan, the 2020 Term Loans, the 2023 Senior Notes, 2026 Senior Notes, 2028 Senior Notes and 2031 Senior Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the 2020 Term Loans and 2018 Term Loan approximates their fair value as the 2020 Term Loans and 2018 Term Loan are carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.0 billion at January 29, 2022 and $1.1 billion as at January 30, 2021, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 8 - Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Debt
Summary of Borrowings and Outstanding Debt
The following table summarizes the Company's outstanding debt at January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022	January 30, 2021
Face Value Outstanding:
2018 Term Loan	$—	$200,000
2020 Term Loan - 3 Year Tranche	735,000	—
2020 Term Loan - 5 Year Tranche	853,125	—
Term Loan Total	1,588,125	200,000
4.200% MTG/MTI 2023 Senior Notes	499,952	500,000
4.875% MTG/MTI 2028 Senior Notes	499,915	500,000
1.650% 2026 Senior Notes	500,000	—
2.450% 2028 Senior Notes	750,000	—
2.950% 2031 Senior Notes	750,000	—
Senior Notes Total	2,999,867	1,000,000
Total borrowings	$4,587,992	$1,200,000
Less: Unamortized debt discount and issuance cost	(40,015)	(7,189)
Net carrying amount of debt	$4,547,977	$1,192,811
Less: Current portion (1)	63,166	199,641
Non-current portion	$4,484,811	$993,170
(1)As of January 29, 2022, the current portion of outstanding debt includes the 2020 Term Loan - 5 Year Tranche, which is due within twelve months. The Company intends to repay the amount with operating cash flow.
On April 20, 2021, the Company completed its acquisition of Inphi. As part of the acquisition, the Company assumed $15.7 million principal amount of Inphi’s 0.75% convertible senior notes due 2021 (the “Inphi 2021 Convertible Notes”) and $506.0 million principal amount of Inphi’s 0.75% convertible senior notes due 2025 (the “Inphi 2025 Convertible Notes,” and together with the 2021 Notes, the “Inphi Convertible Notes”). As of January 29, 2022, the Inphi Convertible Notes have been settled. See “Note 4 - Business Combinations” for more information. In connection with the acquisition, the Company entered into a series of financing arrangements from December 2020 through April 2021 as summarized below. In April 2021, the Company also terminated a $2.5 billion bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time of the Inphi merger agreement execution in October 2020. The bridge loan was never drawn upon. The Company recognized a write-off of $11.4 million in capitalized debt issuance costs related to the termination of the bridge loan commitment during the year ended January 29, 2022.
In December 2020, the Company executed a debt agreement to obtain a 3-year $875.0 million term loan and a 5-year $875.0 million term loan. The Company also executed a debt agreement to obtain a 5-year $750.0 million revolving credit facility in December 2020, replacing its previous $500 million revolving credit facility. On April 12, 2021, the Company completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5-year term due in 2026, (ii) $750.0 million of Senior Notes with a 7-year term due in 2028, and (iii) $750.0 million of Senior Notes with a 10-year term due in 2031.
On May 4, 2021, in conjunction with the U.S. domiciliation, the Company exchanged certain existing senior notes due in 2023 and 2028 that were previously issued by the Bermuda-domiciled Marvell Technology Group Ltd. (the “MTG Senior Notes”) with like notes that are now issued by the Delaware-domiciled Marvell Technology, Inc. (the “MTI Senior Notes”). Below is further discussion of the terms of the various debt agreements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020 Term Loan Agreement
On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A (the “2020 Term Loan Agreement”) in order to finance the merger with Inphi. The 2020 Term Loan Agreement provides for borrowings of $1.75 billion consisting of: (i) $875 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the "2020 Term Loans").
The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 1.675% as of January 29, 2022. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 1.798% as of January 29, 2022. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. During the year ended January 29, 2022, the Company repaid $140 million of the principal outstanding of the 3-Year Tranche Loan, and wrote off $1.1 million of associated unamortized debt issuance costs. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the year ended January 29, 2022, the Company repaid $21.9 million of the principal outstanding of the 5-Year Tranche Loan.
The 2020 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of January 29, 2022, the Company has $1.6 billion Term Loan borrowings outstanding, and is in compliance with its debt covenants.
2020 Revolving Credit Facility
On December 7, 2020, the Company entered into a revolving line of credit agreement (“2020 Revolving Credit Facility”) with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty. As of January 29, 2022, the 2020 Revolving Credit Facility is undrawn and will be available for draw down through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This annual rate was 0.175% at January 29, 2022.
On May 4, 2021, the Company drew down $75.0 million on the 2020 Revolving Credit Facility. On July 6, 2021, the Company repaid the outstanding balance of the 2020 Revolving Credit Facility in full. On November 22, 2021, the Company drew down $90.0 million on the 2020 Revolving Credit Facility. On January 24, 2022, the Company repaid the outstanding balance of the 2020 Revolving Credit Facility in full. As of January 29, 2022, the 2020 Revolving Credit Facility is undrawn.
The 2020 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2020 Term Loan covenants discussed above.
The Company currently carries debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2020 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2026, 2028, and 2031 Senior Unsecured Notes
On April 12, 2021, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 1.650% Senior Notes due 2026 (the “2026 Senior Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 2.450% Senior Notes due 2028 (the “2028 Senior Notes”) and (iii) $750.0 million aggregate principal amount of the Company’s 2.950% Senior Notes due 2031 (the “2031 Senior Notes,” and, together with the 2026 Senior Notes and the 2028 Senior Notes, the “Senior Notes”). On October 8, 2021, the Senior Notes issued on April 12, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Senior Notes issued in April 2021 do not apply to the new notes.
The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of January 29, 2022, the Company had $2.0 billion Senior Notes borrowings outstanding.
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
The settlement of the Exchange Offers occurred on May 4, 2021 with $433.9 million aggregate principal amount of the MTG 2023 Notes and $479.5 million aggregate principal amount of the MTG 2028 Notes. The exchange was accounted for as a debt modification in accordance with applicable accounting guidance. On December 16, 2021, the MTI Senior Notes issued on May 4, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in May 2021, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the MTI Senior Notes issued in May 2021 do not apply to the new notes.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of January 29, 2022, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.
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
As part of the Inphi acquisition, the Company assumed $15.7 million principal amount of Inphi’s 2021 Convertible Notes with a fair value of $48.0 million. The Inphi acquisition constituted a fundamental change under the Inphi 2021 Convertible Notes Indenture. As a result, the Inphi 2021 Convertible Notes were convertible into Inphi conversion units of 17.7522 per $1,000 in principal amount of such notes from April 20, 2021 through June 3, 2021. Based on the terms of the Inphi merger agreement, the holders of the Inphi 2021 Convertible Notes received 41.2384 shares of the Company’s common stock and $1,171.65 in cash per $1,000 in principal amount of such notes upon conversion. From June 4, 2021 through August 31, 2021, the Inphi 2021 Convertible Notes were convertible into Inphi conversion units of 17.7508 per $1,000 in principal amount of such notes. Based on the terms of the Inphi merger agreement, the holders of the Inphi 2021 Convertible Notes would receive 41.2351 shares of the Company’s common stock and $1,171.55 in cash per $1,000 in principal amount of such notes upon conversion. The Company has elected to measure the Inphi 2021 Convertible Notes at fair value.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Under the Inphi 2025 Notes Indenture, upon the occurrence of certain fundamental changes, the holders of the Inphi 2025 Convertible Notes may require the Company to repurchase all or a portion of the Inphi 2025 Convertible Notes for cash at a price equal to 100% of the principal amount of the Inphi 2025 Convertible Notes, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of January 29, 2022, there was no outstanding balance of Inphi 2025 Convertible Notes.
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
In connection with the Inphi acquisition, the Company entered into unwind agreements related to the Inphi Capped Calls. Based on the terms of the unwind agreements, the Inphi Capped Calls do not qualify for equity classification. As such, the Company has classified the Inphi Capped Calls as assets and included in “prepaid expenses and other current assets” in the consolidated balance sheet. Under the unwind agreements, the Company and the counterparties agreed to settle a portion of Inphi Capped Calls for a fixed payment of $74.1 million, which were settled on April 23, 2021. The remaining Inphi Capped Calls provide for variable cash settlement based on the Company’s stock price. These capped calls qualify as derivatives and, accordingly, the Company measures these capped calls at fair value, with changes in fair value reported in earnings. The Company reports cash flows from capped calls in cash flows from financing activities. In connection with the Exchange Agreements (discussed below), a portion of the remaining Inphi Capped Calls were settled for $35.5 million on April 29, 2021. As of January 29, 2022, there was no outstanding balance of Inphi Capped Calls.
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
The Exchange Agreements were accounted for as liabilities and measured at fair value, with changes in fair value recorded in earnings. For the three months ended May 1, 2021, the Company recognized interest expense of $5.0 million on the remeasurement of the Exchange Agreements in its consolidated statements of operations.
The Exchange Agreements were settled on April 29, 2021. In exchange for $9.6 million and $199.5 million in aggregate principal of the Inphi 2021 Convertible Notes and Inphi 2025 Convertible Notes, respectively, the Company issued a total of 7.1 million shares of its common stock to the Noteholders.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2018 Term Loan and 2018 Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“2018 Credit Agreement”) with twelve lenders. The Credit Agreement provided for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit (the “2018 Revolving Credit Facility”) and (ii) $900.0 million in the form of a term loan (the “2018 Term Loan”). On December 7, 2020, the 2018 Revolving Credit Facility under the 2018 Credit Agreement was terminated and replaced by the 2020 Revolving Credit Facility. On April 6, 2021, the 2018 Term Loan borrowings were repaid in full.
Interest Expense and Future Contractual Maturities
During fiscal 2022 and fiscal 2021, the Company recognized $119.0 million and $56.8 million of interest expense, respectively, in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.
As of January 29, 2022, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
2023	$65,625
2024	587,452
2025	844,375
2026	131,250
2027	959,375
Thereafter	1,999,915
Total	$4,587,992

Note 9 — Leases
The Company's leases primarily include facility leases and data center leases, which are all classified as operating leases. For data center leases, the Company elected the practical expedient to account for the lease and non-lease component as a single lease component.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease expense	$61,700	$47,819	$49,679
Cash paid for amounts included in the measurement of operating lease liabilities	$45,078	$36,849	$33,161
Right-of-use assets obtained in exchange for lease obligation	$95,363	$26,605	$28,928

The effect of operating lease right-of-use asset amortization of $28.9 million, $21.6 million and $20.4 million is included in changes in Other expense, net in the cash provided by operating activities section on the consolidated statements of cash flows for the fiscal year ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate future lease payments for operating leases as of January 29, 2022 are as follows (in thousands):

Fiscal Year	Operating Leases	Sublease Income
2023	$43,673	$(4,770)
2024	35,285	(5,386)
2025	26,042	(5,547)
2026	22,059	(5,714)
2027	20,822	(5,885)
Thereafter	40,924	(10,444)
Total lease payments	188,805	(37,746)
Less: imputed interest	10,305
Present value of lease liabilities	$178,500

Average lease terms and discount rates were as follows:

	Year Ended
	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (years)	5.95	5.11
Weighted-average discount rate	2.47%	3.85%

Note 10 — Restructuring
The following table provides a summary of restructuring related charges as presented in the consolidated statements of operations (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of goods sold	$(753)	$9,594	$—
Restructuring related charges	32,342	170,759	55,328
	$31,589	$180,353	$55,328

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents details related to the restructuring related charges as presented in the consolidated statements of operations (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Employee severance	$24,078	$38,499	$31,205
Other	7,511	141,854	24,123
	$31,589	$180,353	$55,328

Fiscal 2022. The Company recorded $31.6 million of restructuring related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2022 (the “Fiscal 2022 Plan”) in order to realign the organization and enable further investment in key priority areas as part of the integration of the acquisitions as described in “Note 4 - Business Combinations.” Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The charges include $24.1 million related to the Fiscal 2022 Plan primarily from severance costs. The Company expects to complete these restructuring actions by the end of fiscal 2023.
Fiscal 2021. The Company recorded $180.4 million of restructuring and other related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. The charges include $119.0 million associated with the server processor product line described below and $61.4 million recorded in connection with prior acquisitions.
During the second quarter of fiscal 2021, the Company made changes to the scope of its server processor product line in response to changes in the associated market. The Company transitioned its product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, the Company determined the carrying amount of certain impacted assets were not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. The charges included $50.3 million in impairment of acquired intangibles, $36.0 million in impairment of purchased IP licenses and $32.7 million in equipment and inventory impairment and other related restructuring charges.
The remaining restructuring charges of $61.4 million include approximately $36.9 million in severance and related costs and $24.5 million in other costs. The severance costs primarily relate to the employee separation costs in connection with the acquisitions. The other costs primarily relate to the remaining payments under lease obligations upon vacating certain worldwide office locations, and ongoing operating expenses of vacated facilities.
Fiscal 2020. The Company recorded $55.3 million of restructuring and other related charges in connection with the acquisitions as described in “Note 4 - Business Combinations.” Following the acquisition of Avera, the Company reviewed its financial position and operating results against the Company's strategic objectives, long-term operating targets and other operational priorities and initiated a restructuring plan in an effort to increase operational efficiency, decrease costs and increase profitability. The charges include $15.4 million recorded in connection with the Avera acquisition and $39.9 million recorded in connection with the other acquisitions.
The charges include approximately $31.2 million in severance and related costs and $24.1 million in other costs. The severance costs primarily relate to the employee separation costs in connection with the acquisitions. The other costs primarily relate to the remaining payments under lease obligations upon vacating certain worldwide office locations, and ongoing operating expenses of vacated facilities.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	July 2018 Restructuring		November 2019 Restructuring		July 2020 Restructuring		Fiscal 2022 Restructuring
	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Total
Balance at February 1, 2020	$916	$993	$12,312	$207	$—	$—	$—	$—	$14,428
Charges	24,158	23,928	3,170	(23)	12,423	117,955	—	—	181,611
Net Cash payments	(22,751)	(6,655)	(15,323)	(184)	(9,309)	(2,792)	—	—	(57,014)
Non-cash Items	—	(16,097)	—	—	—	(112,128)	—	—	(128,225)
Balance at January 30, 2021	2,323	2,169	159	—	3,114	3,035	—	—	10,800
Charges	(518)	8,558	(23)	—	(316)	(1,047)	24,137	798	31,589
Net Cash payments	(1,417)	(3,323)	—	—	(2,536)	(509)	(22,041)	(798)	(30,624)
Non-cash items	—	(6,200)	—	—	—	—		—	(6,200)
Balance at January 29, 2022	388	1,204	136	—	262	1,479	2,096	—	5,565
Less: non-current portion	—	947	—	—	—	294	—	—	1,241
Current portion	$388	$257	$136	$—	$262	$1,185	$2,096	$—	$4,324
The current and non-current portions of the restructuring liability at January 29, 2022 of $4.3 million and $1.2 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying consolidated balance sheets.

Note 11 — Commitments and Contingencies
Warranty Obligations
The Company’s products carry a standard one-year warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The Company’s warranty expense has not been material in the periods presented.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Commitments
The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test & assembly partners, and technology license fee payment obligations.
Total future unconditional purchase commitments as of January 29, 2022, are as follows (in thousands):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
2023	$1,087,564	$171,120
2024	453,609	149,807
2025	521,485	106,340
2026	484,100	32,533
2027	301,937	34,490
Thereafter	326,393	193,501
Total unconditional purchase commitments	$3,175,088	$687,791

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers this fiscal year due to the current global supply shortage environment. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from four to ten years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitments, the agreements either require the Company to pay a fee for the difference between the actual purchases and the purchase commitment or lose priority to reserved capacity for a period of time. The Company currently estimates that it has agreed to purchase level commitments of at least $2.3 billion of wafers, substrates, and other manufacturing products for the fiscal years 2023 through 2032 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $218.8 million in fiscal years 2023 through 2026. Such purchase commitments are summarized in the preceding table.
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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the fourth quarter of fiscal 2021, the Company became involved in discussions with another party to resolve disputes that ultimately concluded with settlement by the Company in the amount of $36.0 million which was accrued at the time such offer of settlement was determined by management. Such amount is presented separately on the accompanying consolidated statement of operations for the fiscal year ended January 30, 2021.
Indemnities, Commitments and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Delaware. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.
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

Note 12 — Stockholders’ Equity
Preferred and Common Stock
Under the terms of the Company’s Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.
As of January 29, 2022, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.25 billion shares of $0.002 par value common stock. As of January 29, 2022, and January 30, 2021, no shares of preferred stock were outstanding.
In June 2019, the Company executed a funded research and development agreement with a business partner. In conjunction with the agreement, the Company issued a warrant to purchase 9.0 million of the Company's common stock, subject to certain vesting and exercise conditions.
Restricted Stock Unit Withholdings
For the years ended January 29, 2022 and January 30, 2021, the Company withheld approximately 4.8 million and 3.1 million shares, or $299.9 million and $108.1 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.
Cash Dividends on Shares of Common Stock
During fiscal 2022, the Company declared and paid cash dividends of $0.24 per common stock, or $191.0 million, on the Company’s outstanding common stock. During fiscal 2021, the Company declared and paid cash dividends of $0.24 per common stock, or $160.6 million, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 2, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.06 per share payable on April 27, 2022 to stockholders of record as of April 8, 2022.
Stock Repurchase Program
On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing stock repurchase plan. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions, legal rules and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.
The Company temporarily suspended the stock repurchase program in late March 2020 to preserve cash during the COVID-19 pandemic. The Company is focused on reducing its debt and de-levering its balance sheet. As a result, the Company did not repurchase any stock during fiscal 2022. The Company repurchased 1.3 million shares of its common stock for $25.2 million and 14.5 million shares of its common stock for $364.3 million in cash during fiscal 2021 and 2020, respectively. The repurchased shares of stock were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of January 29, 2022, a total of 308.1 million shares of stock have been repurchased to date under the Company’s stock repurchase program for a total $4.3 billion in cash and there was $564.5 million remaining available for future stock repurchases.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in thousands, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at February 2, 2019	292,406	$13.27	$3,880,531
Repurchase of common stock under the stock repurchase program	14,486	$25.15	$364,272
Cumulative balance at February 1, 2020	306,892	$13.83	$4,244,803
Repurchase of common stock under the stock repurchase program	1,251	$20.14	$25,202
Cumulative balance at January 30, 2021	308,143	$13.86	$4,270,005
Repurchase of common stock under the stock repurchase program	—	$—	$—
Cumulative balance at January 29, 2022	308,143	$13.86	$4,270,005

Note 13— Employee Benefit Plans
Employee Stock Compensation Plans
1995 Stock Option Plan
In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common stock reserved for issuance thereunder as of January 29, 2022. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant and such options may be subject to vesting The Company can also grant other types of stock awards, which may be subject to vesting. Generally, the Company grants restricted stock unit (“RSU”) awards. RSU awards are denominated in shares of stock, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. Awards under the Option Plan generally vest over 3 to 4 years.
As of January 29, 2022, approximately 74.6 million shares remained available for future grants under the Option Plan.
Equity awards granted under the Option Plan include time-based RSUs as well as RSUs that vest based on the achievement of performance-based criteria i.e. Company financial goals (“Financial Performance RSU”), or based on achievement of market-based goals i.e. relative total shareholder return (“TSR RSUs”), or stock price goals (“Value Creation Awards” or “VCA RSUs”).

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to fiscal year 2020, the Company granted Financial Performance RSUs to each of its executive officers when they joined the Company, and as an annual refresh grant to all executive officers and other Vice Presidents in April of each fiscal year. The Financial Performance RSUs had a three-year service requirement. The number of shares to be earned could be 0% to 200% of target and was based on the achievement of certain financial operating metrics to be measured as of the end of the second fiscal year of the three-year vesting term. Shares granted under these Financial Performance RSUs are reported in the table presented below as “Performance-Based” based on 100% expected achievement.
In addition, the Company grants TSR RSUs to its executive officers that newly join the Company, and as an annual refresh grant to all executive officers and other Vice Presidents, usually in April of each fiscal year. Prior to fiscal year 2020, TSR RSUs were measured based on stock performance as compared to that of companies on the Philadelphia Semiconductor Sector over a performance period defined in the award. The number of shares to be earned can be 0% to 150% of target and is based on the achievement of performance objectives relating to relative total shareholder return of the Company’s common stock. Beginning in fiscal year 2020, the S&P 500 Index serves as the benchmark index. The TSR RSUs have a three year service vesting requirement. The number of shares to be earned can be 0% to 200% of target and is based on the achievement of performance objectives relating to relative total shareholder return of the Company's common stock. These TSR RSUs are reported in the table presented below as “Market-Based” awards based on 100% expected achievement.
In fiscal year 2020, the Company issued Value Creation Awards that are based on achievement of the Company's stock price target over a specified performance period, also referred to as VCA RSUs. The VCA RSU will be earned if the Company's average closing trading stock price over 100-calendar days equals or exceeds a certain target price. 100% of the award will vest on the 1-year anniversary of the achievement. The grant will be forfeited if the market-based condition is not achieved. These VCA RSUs are reported in the table presented below as “Market-Based” awards based on 100% expected achievement. During fiscal year 2021, the performance metrics were achieved. The awards vested on the 1-year anniversary of the achievement in November 2021.
In December 2017, the Company’s Executive Compensation Committee approved a deferred stock program, whereby executives of the Company have the option, beginning in 2018, to defer the settlement of time-based and performance-based restricted stock units granted under the Option Plan to a future date. In June 2021, the Company extended the stock deferral program to members of the Board of Directors. A deferral election is irrevocable after the annual submission deadline. The shares of common stock underlying the deferred grants will be distributed at the earliest of the employee’s specified future settlement date, not to be earlier than 2023, or upon separation from service, a change in control, or death or disability.
Cavium Acquisition
Following the Cavium acquisition and in accordance with the Cavium merger agreement, certain outstanding options to purchase shares of Cavium common stock and certain restricted stock units with respect to Cavium common stock, each granted under Cavium 2016 Equity Incentive Plan (“Cavium 2016 EIP”), Cavium 2007 Equity Incentive Plan (“Cavium 2007 EIP”) and QLogic 2005 Performance Incentive Plan, as assumed by Cavium effective August 16, 2016 (“QLogic 2005 Plan”), (and collectively, with the Cavium 2016 EIP and the Cavium 2007 EIP, the “Cavium Plans”), were assumed by the Company and converted into options to purchase common stock of the Company and restricted stock units with respect to common stock of the Company, respectively. Marvell Technology Group Ltd. filed a registration statement on July 6, 2018 to register 15,824,555 common stock of the Company, issuable under the Cavium Plans, comprised of 2,535,940 common stock issuable pursuant to outstanding but unexercised options under the Cavium Plans and 13,288,615 common stock issuable pursuant to outstanding unvested restricted stock units under the Cavium Plans. On April 20, 2021, Marvell Technology, Inc. filed a new registration statement to cover any shares remaining under the plan.
Cavium 2016 EIP
The Cavium 2016 EIP was adopted by Cavium on June 15, 2016 and was intended as the successor to and continuation of Cavium 2007 EIP. The Cavium 2016 EIP provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards, which may be granted to employees, directors and consultants. Awards under the Cavium 2016 EIP generally vest over four years and expire seven to ten years from the date of grant. Following the effective date, no additional awards were granted under the Cavium 2007 EIP.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cavium 2007 EIP
Cavium adopted the Cavium 2007 EIP in May 2007 upon completion of its initial public offering. The Cavium 2007 EIP provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the Cavium 2007 EIP vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stock unit awards typically with quarterly vesting over four years. Awards expire seven to ten years from the date of grant.
QLogic 2005 Plan
The QLogic 2005 Plan was assumed and registered by Cavium upon its completion of acquisition of QLogic Corporation on August 16, 2016. The QLogic 2005 Plan provided for the issuance of restricted stock unit awards, incentive and non-qualified stock options, and other stock-based incentive awards. Restricted stock unit awards granted pursuant to the QLogic 2005 Plan to employees subject to a service condition generally vest over four years from the date of grant. Stock options granted pursuant to the QLogic 2005 Plan to employees have ten-year terms and generally vest over four years from the date of grant.
Cavium Acquisition-related Equity Awards
The awards under the Cavium Plans assumed by the Company in the Cavium acquisition were measured at the acquisition date based on the estimated fair value of $357.1 million. A portion of that fair value, $68.9 million, which represented the pre-acquisition service provided by employees to Cavium, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $288.2 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.
Aquantia Plans Assumed
In accordance with the Aquantia merger agreement, certain outstanding options to purchase shares of Aquantia common stock and certain restricted stock units with respect to Aquantia common stock, each granted under Aquantia 2017 Equity Incentive Plan (“Aquantia 2017 EIP”), Aquantia 2015 Equity Incentive Plan (“Aquantia 2015 EIP”) and Aquantia 2004 Equity Incentive Plan (“Aquantia 2004 EIP”), the “Aquantia Plans” were assumed by the Company and converted into options to purchase common stock of the Company and restricted stock units with respect to common stock of the Company, respectively. Marvell Technology Group Ltd. filed a registration statement on September 19, 2019 to register 2,128,823 common stock of the Company, issuable under the Aquantia plans, comprised of 805,965 common stock issuable pursuant to outstanding but unexercised options under the Aquantia Plans and 1,322,858 common stock issuable pursuant to outstanding unvested restricted stock units under the Aquantia Plans. On April 20, 2021, Marvell Technology, Inc. filed a new registration statement to cover any shares remaining under the plan.
Aquantia Acquisition-related Equity Awards
The awards under the Aquantia Plans assumed by the Company in the Aquantia acquisition were measured at the acquisition date based on the estimated fair value of $54.1 million. A portion of that fair value, $21.5 million, which represented the pre-acquisition service provided by employees to Aquantia, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $32.6 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inphi Acquisition-related Equity Awards and the Inphi 2010 EIP
Following the Inphi acquisition and in accordance with the Inphi merger agreement, certain outstanding options to purchase shares of Inphi common stock and certain restricted stock units with respect to Inphi common stock, each granted under the Inphi Amended and Restated 2010 Stock Incentive Plan (“Inphi 2010 EIP”), were assumed by the Company and converted into options to purchase common stock of the Company and restricted stock units with respect to common stock of the Company, respectively. The Company filed a registration statement on April 20, 2021 to register 10,301,589 common stock of the Company, issuable under the Inphi 2010 EIP, comprised of 127,249 common stock issuable pursuant to outstanding but unexercised options under the Inphi 2010 EIP, 10,040,693 common stock issuable pursuant to outstanding unvested restricted stock units under the Inphi 2010 EIP, and 133,647 common stock issuable pursuant to outstanding unvested performance stock units under the Inphi 2010 EIP.
The Inphi 2010 EIP was adopted by Inphi on June 7, 2010. The 2010 Plan provided for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. Awards under the Inphi 2010 EIP generally vest over 3 to 4 years.
The awards under the Inphi 2010 EIP assumed by the Company in the Inphi acquisition were measured at the acquisition date based on the estimated fair value of $589.7 million. A portion of that fair value, $161.7 million, which represented the pre-acquisition service provided by employees to Inphi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $428.0 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.
Innovium Acquisition-related Equity Awards and the Innovium 2015 EIP
Following the Innovium acquisition and in accordance with the Innovium merger agreement, certain outstanding options to purchase shares of Innovium common stock and certain restricted stock units with respect to Innovium common stock, each granted under the Innovium Amended and Restated 2015 Stock Incentive Plan (“Innovium 2015 EIP”), were assumed by the Company and converted into options to purchase common stock of the Company and restricted stock units with respect to common stock of the Company, respectively. The Company filed a registration statement on October 5, 2021 to register 1,232,805 common stock of the Company, issuable under the Innovium 2015 EIP, comprised of 421,648 common stock issuable pursuant to outstanding but unexercised options under the Innovium 2015 EIP and 811,157 common stock issuable pursuant to outstanding unvested restricted stock units under the Innovium 2015 EIP.
The Innovium 2015 EIP was adopted by Innovium on January 2015 and amended and restated in September 2020. The Innovium 2015 EIP provided for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. Awards under the Innovium 2015 EIP generally vest over 3 to 4 years.
The awards under the Innovium 2015 EIP assumed by the Company in the Innovium acquisition were measured at the acquisition date based on the estimated fair value of $80.9 million. A portion of that fair value, $39.8 million, which represented the pre-acquisition service provided by employees to Innovium, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $41.1 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.
Outside Director Equity Compensation Policy
In September 2016, the Company’s Board of Directors approved the termination of the 2007 Directors’ Stock Incentive Plan, that was initially adopted in October 2007, and it approved a new Outside Director Equity Compensation Policy that governs the grant of equity awards to non-employee directors under the Option Plan. At the annual meeting of stockholders held in June 2015, the stockholders approved an amendment to the Option Plan to enable a full range of awards to be granted to non-employee directors. Under the current Outside Director Compensation Policy, each outside director, upon appointment to fill a vacancy on the board or in connection with election at an annual meeting of stockholders, will be granted an RSU award under the Option Plan for a number of shares with an aggregate fair market value equal to $235,000 on the grant date. In no event shall an outside director be awarded an annual RSU award for more than 20,000 shares. The RSU award vests 100% on the earlier of the date of the next annual meeting of stockholders or the one-year anniversary of the date of grant.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan
Under the 2000 Employee Stock Purchase Plan, as amended and restated on April 2, 2021 (the “ESPP”), participants purchase the Company’s stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the current ESPP, the “look-back” period for the stock purchase price is 24 months. Offering and purchase periods begin on December 8 and June 8 of each year. Participants enrolled in a 24-month offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common stock on any purchase date is less than it was on the first day of the offering period. Participants in a 24-month offering period will be granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.
Under the ESPP, a total of 2.4 million shares were issued in fiscal 2022 at a weighted-average price of $31.96 per share, a total of 5.0 million shares were issued in fiscal 2021 at a weighted-average price of $14.36 per share, and a total of 5.2 million shares were issued in fiscal 2020 at a weighted-average price of $13.25 per share. As of January 29, 2022, there was $52.1 million of unamortized compensation cost related to the ESPP.
As of January 29, 2022, approximately 46.2 million shares remained available for future issuance under the ESPP.
Summary of Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of goods sold	$31,081	$16,320	$13,759
Research and development	273,247	150,867	157,054
Selling, general and administrative	173,217	74,352	71,996
Total stock-based compensation	$477,545	$241,539	$242,809

The income tax benefit recognized from stock-based compensation expense was $71.8 million for the year ended January 29, 2022. There were no income tax benefits recognized from stock-based compensation expense in the year ended January 30, 2021 and February 1, 2020, respectively. Stock-based compensation capitalized in inventory was $18.4 million at January 29, 2022, $3.8 million at January 30, 2021 and $4.1 million at February 1, 2020.
The income tax benefit related to equity awards vested or exercised was $63.0 million during the year ended January 29, 2022. There were no income tax benefits related to equity awards vested or exercised in the year ended January 30, 2021 and February 1, 2020, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock and Stock Unit Awards
A summary of restricted stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in thousands, except per-share amounts):

	Time-Based		Performance-Based			Market-Based			Total
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at February 2, 2019	19,045	$19.15	948		$16.58	1,178		$15.40	21,171	$18.82
Assumed upon acquisition [3]	1,341	$25.61	—		$—	—		$—	1,341	$25.61
Granted	9,340	$23.36	288	[1]	$13.90	3,621	[2]	$15.39	13,249	$20.98
Vested	(10,781)	$20.01	(576)		$13.90	(713)		$11.62	(12,070)	$19.23
Canceled/Forfeited	(3,661)	$20.57	(149)		$17.86	(173)		$21.12	(3,983)	$20.49
Balance at February 1, 2020	15,284	$21.34	511		$17.71	3,913		$15.83	19,708	$20.15
Granted	7,437	$26.18	143	[1]	$14.13	989	[2]	$33.35	8,569	$26.80
Vested	(9,287)	$21.28	(390)		$14.11	(328)		$14.60	(10,005)	$20.79
Canceled/Forfeited	(2,090)	$22.89	(4)		$21.32	(296)		$18.86	(2,390)	$22.39
Balance at January 30, 2021	11,344	$24.27	260		$21.06	4,278		$19.77	15,882	$23.00
Assumed upon acquisition [3]	10,851	$46.40	134		$45.67	—		$—	10,985	$46.39
Granted	6,717	$55.47	145	[1]	$65.36	733	[2]	$51.85	7,595	$55.31
Vested	(9,687)	$32.34	(134)		$45.67	(2,908)		$12.50	(12,729)	$27.95
Canceled/Forfeited	(2,027)	$36.61	(260)		$21.06	(63)		$35.19	(2,350)	$34.84
Balance at January 29, 2022	17,198	$44.42	145		$65.36	2,040		$41.18	19,383	$44.23

[1]    Amount represents the number of restricted stock unit goal shares.
[2]    Amount represents the target number of restricted stock units at grant date and restricted stock unit goal shares, including 733 TSR RSU shares in fiscal 2022, 989 TSR RSU shares in fiscal 2021 and 824 TSR RSU shares and 2,797 VCA RSU shares in fiscal 2020.
[3]    See “Note 4 - Business Combinations” for additional information.
The aggregate intrinsic value of restricted stock units expected to vest as of January 29, 2022 was $1.3 billion. The number of restricted stock units that are expected to vest is 19.4 million shares. The Company’s closing stock price of $66.32 as reported on the Nasdaq Global Select Market as of January 29, 2022 was used to calculate the aggregate intrinsic value for the restricted stock units.
As of January 29, 2022, unamortized compensation expense related to restricted stock units was $606.0 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.67 years.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Option Awards
Option Plan and Stock Award Activity
Stock option activity under the Company’s Option Plan and other stock incentive plans mentioned above (excluding the ESPP) is included in the following table (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Balance at February 2, 2019	9,624	$12.87
Assumed upon acquisition*	808	$9.20
Granted	—	$—
Exercised	(6,178)	$12.67
Canceled/Forfeited	(37)	$13.57
Balance at February 1, 2020	4,217	$12.44
Granted	—	$—
Exercised	(1,301)	$11.63
Canceled/Forfeited	(21)	$12.88
Balance at January 30, 2021	2,895	$12.81
Assumed upon acquisition*	549	$6.97
Granted	—	$—
Exercised	(889)	$10.43
Canceled/Forfeited	(110)	$9.80
Balance at January 29, 2022	2,445	$12.51
Vested or expected to vest at January 29, 2022	2,445	$—
*    See “Note 4 - Business Combinations” for more information.
For stock options vested and expected to vest at January 29, 2022, the aggregate intrinsic value was $131.5 million. For stock options exercisable at January 29, 2022, the aggregate intrinsic value was $129.2 million. The aggregate intrinsic value of stock options exercised during fiscal 2022, 2021 and 2020 was $43.3 million, $25.1 million and $70.5 million respectively. The Company’s closing stock price of $66.32 as reported on the Nasdaq Global Select Market as of January 29, 2022 was used to calculate the aggregate intrinsic value for all in-the-money options.
Outstanding options and exercisable options information by range of exercise prices as of January 29, 2022 was as follows:

		Outstanding Options			Exercisable Options
Range of Exercise Prices		Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$2.38	$10.31	312	4.11	$6.75	284	$6.83
$10.76	$10.76	767	1.24	$10.76	767	$10.76
$10.89	$13.96	234	2.79	$12.55	229	$12.52
$14.35	$14.35	496	3.28	$14.35	496	$14.35
$14.45	$22.27	636	2.74	$16.01	629	$15.98
Total		2,445	2.56	$12.51	2,405	$12.57
As of January 29, 2022, the unamortized compensation expense for stock options was $0.4 million. The unamortized compensation expense for options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 0.61 years.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation of Employee Stock-Based Awards
The expected volatility for awards granted during fiscal 2022, 2021 and 2020 was based on historical stock price volatility.
The expected dividend yield is calculated by dividing the current annualized dividend by the closing stock price on the date of grant of the option.
There were no options granted in fiscal 2022, 2021 and 2020 except for the ones the Company assumed from the Inphi and Innovium acquisitions as described above.
The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Employee Stock Purchase Plan:
Estimated fair value	$24.14	$15.12	$7.06
Expected volatility	46%	48%	35%
Expected term (in years)	1.3	1.2	1.2
Risk-free interest rate	0.2%	0.1%	1.8%
Expected dividend yield	0.4%	0.6%	1.0%
The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under Total Shareholder Return performance awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Total Shareholder Return Awards:
Expected term (in years)	3.0	3.0	3.0
Expected volatility	44%	40%	32%
Average correlation coefficient of peer companies	0.6	0.7	0.5
Risk-free interest rate	0.3%	0.2%	2.4%
Expected dividend yield	0.5%	0.9%	1.0%
The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.
There were no Value Creation Awards granted in fiscal 2022 and 2021. The following weighted-average assumptions were used for estimating the fair value of common stock to be issued under VCA RSUs on the date of grant using the Monte Carlo pricing model:

Year Ended
February 1, 2020
Value Creation Awards:
Expected term (in years)	4.66
Expected volatility	35%
Risk-free interest rate	1.8%
Expected dividend yield	1.0%

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee 401(k) Plans
The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax and Roth contributions to the 401(k) plan ranging from 1% to 75% of eligible earnings subject to a required annual limit. The Company currently matches 100% of 5% of eligible salary to a $5,000 maximum contribution effective from January 1, 2022. The Company made matching contributions to employees of $14.5 million in fiscal 2022, $11.1 million in fiscal 2021 and $11.0 million in fiscal 2020. As of January 29, 2022, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.
The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $11.0 million, $11.3 million and $9.6 million during fiscal 2022, 2021 and 2020, respectively.

Note 14 — Income Taxes
The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
U.S. operations	$(621,193)	$(18,201)	$(95,884)
Non-U.S. operations	137,698	(303,967)	894,266
	$(483,495)	$(322,168)	$798,382
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current income tax provision (benefit):
Federal	$—	$3,210	$5,223
State	711	3,439	(1,937)
Foreign	30,722	(12,028)	(4,137)
Total current income tax provision (benefit)	31,433	(5,379)	(851)
Deferred income tax provision (benefit):
Federal	(83,423)	(14,401)	(125,892)
State	(9,220)	870	(9,382)
Foreign	(1,251)	(25,960)	(649,884)
Total deferred income tax provision (benefit)	(93,894)	(39,491)	(785,158)
Total provision (benefit) for income taxes	$(62,461)	$(44,870)	$(786,009)

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During fiscal 2022 a new Delaware corporation became the parent of the Company. Prior to that, the Company consisted of a Bermuda parent holding company with various foreign and U.S. subsidiaries. The applicable statutory rate in U.S. is 21% for the Company for fiscal 2022. The applicable statutory rate in Bermuda was zero for the Company for fiscal 2021 and 2020. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for fiscal years 2022, 2021 and 2020 is applied as follows:

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Provision at U.S. statutory rate	$(101,535)	$(67,655)	$167,660
State taxes, net of federal benefit	(8,136)	327	(9,878)
Difference in U.S. and non-U.S. tax rates	1,719	38,118	(181,625)
Foreign income inclusion in U.S.	54,125	861	13,736
Non-deductible compensation	47,889	4,108	6,196
Tax benefits of stock-based compensation	(70,888)	—	—
Intellectual property transaction	—	—	(762,933)
Federal research and development credits	(60,709)	(49,315)	(42,604)
Uncertain tax positions	(1,532)	(19,957)	(3,913)
Change in federal valuation allowance	62,660	49,315	26,971
Transaction costs	5,671	—	—
Other	8,275	(672)	381
Income tax provision (benefit)	$(62,461)	$(44,870)	$(786,009)

The income tax benefit for fiscal 2022 differs from the U.S. federal statutory rate of 21% primarily due to tax benefits of stock-based compensation, offset by foreign income inclusions in the U.S. and non-deductible compensation. The tax benefits from stock-based compensation and increased foreign income inclusions in fiscal 2022 were primarily the result of the parent company being a US-based company during fiscal 2022, as opposed to a Bermuda-based company in prior years. The income tax benefit for fiscal 2021 differed from the U.S. federal statutory rate of 21% primarily due to pretax losses of subsidiaries with income tax rates that differ from the U.S. statutory tax rate, combined with a net reduction of unrecognized tax benefits inclusive of interest and penalties, offset by tax expense attributable to non-deductible compensation. The income tax benefit for fiscal 2020 was primarily the result of the recognition of a tax benefit of $763.0 million for the intra-entity transfer of the majority of the Company’s intellectual property to a subsidiary in Singapore, which resulted in the recognition of a deferred tax asset and tax benefit of $659.0 million related to the Singapore tax basis in the intellectual property and a tax benefit from the reversal of deferred tax liabilities primarily related to previously acquired intangible assets of $104.0 million.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets consist of the following (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Net operating losses	$281,399	$78,253
Federal and California income tax credits	935,729	713,799
Intangible assets	639,369	629,290
Reserves and accruals	52,354	69,654
Stock-based compensation	35,104	4,798
Lease liabilities	37,716	28,176
Gross deferred tax assets	1,981,671	1,523,970
Valuation allowance	(1,003,419)	(749,468)
Total deferred tax assets	978,252	774,502
Deferred tax liabilities:
Intangible assets	(455,883)	(50,557)
Fixed assets	(8,088)	(27,549)
Unremitted earnings of non-U.S. subsidiaries	(21,448)	(20,173)
Right of use assets	(33,833)	(26,158)
Total deferred tax liabilities	(519,252)	(124,437)
Net deferred tax assets (liabilities)	$459,000	$650,065

The deferred tax assets and liabilities based on tax jurisdictions are presented on our consolidated balance sheet as follows:

	January 29, 2022	January 30, 2021
Non-current deferred tax assets	$493,508	$672,424
Non-current deferred tax liabilities	(34,508)	(22,359)
Net deferred tax assets (liabilities)	$459,000	$650,065

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those assets become deductible or creditable. The Company evaluates the recoverability of its deferred tax assets, weighing all positive and negative evidence, and provides or maintains a valuation allowance for these assets if it is more likely than not that some, or all, of the deferred tax assets will not be realized. If negative evidence exists, sufficient positive evidence is necessary to support a conclusion that a valuation allowance is not needed. The Company considers all available evidence such as its earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies. In jurisdictions where the Company has cumulative losses, the Company has provided for a full valuation allowance on deferred tax assets. In the U.S. and in certain foreign jurisdictions, the Company has deferred tax assets for which partial valuation allowances have been established. After weighing all available evidence, particularly the earnings history and forecasts of future taxable income in each respective jurisdiction, as well as its history of tax credits expiring unused, the Company determined that negative evidence outweighed positive evidence with respect to the ability to realize federal, state, and foreign research and development and other tax credits, as well as certain other foreign deferred tax assets. The valuation allowance increased by $253.9 million from fiscal 2021, a portion of which is related to acquired deferred tax assets. In future periods, it is possible that significant positive or negative evidence could arise that results in a change in the Company’s judgment with respect to the need for a valuation allowance, which could result in a tax benefit, or adversely affect the Company's income tax provision, in the period of such change in judgment.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of January 29, 2022, the Company had net operating loss carryforwards available to offset future taxable income of approximately $1.74 billion, $969.6 million, $269.0 million and $89.5 million for U.S. federal, state of California, other U.S. states, and foreign purposes, respectively. If not utilized, the federal loss carryforwards begin to expire in fiscal year 2023, and the California carryforwards begin to expire in fiscal year 2028. The majority of the Company’s foreign losses carry forward indefinitely. The Company also had federal research and other tax credit carryforwards of approximately $514.5 million which begin to expire in fiscal 2023. As of January 29, 2022, the Company also had California research tax credit carryforwards of approximately $596.5 million, which can be carried forward indefinitely. In addition, the Company has research and other tax credit carryforwards of approximately $33.2 million in other U.S. states which begin to expire in fiscal 2023. The Company also has research and other tax credit carryforwards of approximately $15.6 million in foreign jurisdictions which begin to expire in fiscal 2024.
Utilization of the Company's U.S. federal and state net operating loss and credit carryforwards may be subject to annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Future changes in the Company's stock ownership, some of which are generally outside of the Company's control, could result in an ownership change under Section 382 and Section 383 and result in a limitation on U.S. tax attributes. As of January 29, 2022, the Company had approximately $1.46 billion and $188.3 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation. The Company does not expect these limitations to result in any permanent loss of tax benefits.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Unrecognized tax benefits as of the beginning of the period	$242,150	$166,828	$158,323
Increases related to acquired tax positions	94,579	—	9,215
Increases related to prior year tax positions	1,536	77,878	1,789
Decreases related to prior year tax positions	—	(1,106)	(6,747)
Increases related to current year tax positions	7,701	5,603	7,614
Settlements	(5,858)	(476)	(443)
Lapse in the statute of limitations	(5,557)	(8,193)	(4,044)
Foreign exchange (gain) loss	(589)	1,616	1,121
Gross amounts of unrecognized tax benefits as of the end of the period	$333,962	$242,150	$166,828
Included in the balances as of January 29, 2022 is $198.8 million of unrecognized tax benefits that would affect the effective income tax rate if recognized. During the year ended January 29, 2022, the Company increased its unrecognized tax benefits by $91.8 million primarily as a result of unrecognized tax benefits recorded as part of the current year business combinations. Of the gross unrecognized tax benefits in the table above, $296.7 million, $221.7 million and $146.6 million are offset against deferred tax assets in the consolidated balance sheets as of January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
The amounts in the table above do not include related interest and penalties. The amount of interest and penalties accrued was approximately $3.9 million, $4.0 million, and $12.4 million as of January 29, 2022, January 30, 2021, and February 1, 2020, respectively. The Company’s policy is to recognize interest and penalties as a component of income tax expense. The consolidated statements of operations for fiscal 2022, 2021, and 2020 included $0.6 million, $1 million, and $1.4 million, respectively, of interest and penalties related to unrecognized tax benefits.
The Company's major tax jurisdictions are the United States, the states of California and Massachusetts, Singapore, China, India, Germany, and Israel. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of January 29, 2022, the Company is subject to examination in material jurisdictions including China, India, Israel, Singapore, Germany, and the United States for fiscal years 2003 through 2022.
During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by $2.0 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to the Company’s Singapore subsidiary. In October 2004, the Company’s subsidiary in Singapore was granted a second incentive known as the Development and Expansion Incentive (“DEI”), and in June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014. In fiscal 2015, the EDB extended the DEI tax incentives until June 2019, and during the second quarter of fiscal 2020, the EDB extended the DEI tax incentives until June 2024. The Company is currently in discussions with the EDB regarding further extension of the DEI tax incentive beyond June 2024. As a result of scheduling of the reversals of Singapore deferred tax assets, the majority are measured at the Singapore statutory tax rate of 17% for periods after June 2024. If the DEI is extended, in the period of such extension, the Company will be required to remeasure these Singapore deferred tax assets at a lower incentive tax rate, and this will result in a material reduction to our net deferred tax assets in Singapore and a corresponding material increase in our deferred income tax expense in that period. At this time, it is impracticable to estimate the amount of such potential adjustment, as the DEI extension negotiations for periods after June 2024 are in process. To retain the current DEI tax benefits through June 2024 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. In fiscal 2022, tax savings associated with this tax incentive were approximately $11.8 million, which if paid would impact the Company’s earnings per share by $0.01 per share in fiscal 2022. There was no such benefit in fiscal 2021 or 2020.
Under the Israeli Encouragement law of “approved or benefited enterprise,” Marvell Israel (M.I.S.L) Ltd., is entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income with respect to its Galileo switches activity, subject to various operating and other conditions. Income from the approved or benefited enterprises, with the exception of capital gains, is eligible up to fiscal 2027. There was no tax benefit in fiscal 2022, 2021, and 2020.
The Company’s principal source of liquidity as of January 29, 2022 consisted of approximately $613.5 million of cash and cash equivalents, of which approximately $498.0 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $275.7 million of these assets as such amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 15 — Net Income (Loss) Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period. The computations of basic and diluted net income (loss) per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Numerator:
Net income (loss)	$(421,034)	$(277,298)	$1,584,391
Denominator:
Weighted-average shares — basic	796,855	668,772	664,709
Effect of dilutive securities:
Stock-based awards	—	—	11,385
Weighted-average shares — diluted	796,855	668,772	676,094

Net income (loss) per share:
Basic	$(0.53)	$(0.41)	$2.38
Diluted	$(0.53)	$(0.41)	$2.34
Potential dilutive securities include dilutive common stock from stock-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Potential dilutive securities include dilutive common stock from stock-based awards attributable to the shares that could be issued upon conversion of the Company's convertible debt using the if-converted method. Under the treasury stock method and if-converted method, potential common stock outstanding are not included in the computation of diluted net income per share, if their effect is anti-dilutive.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Anti-dilutive potential shares are presented in the following table (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Weighted-average shares outstanding:
stock-based awards	16,094	11,268	1,124
Convertible debt	549	—	—
Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the years ended January 29, 2022 and January 30, 2021 due to the net losses reported in those periods.

Note 16 — Segment and Geographic Information
The Company operates in one reportable segment — the design, development and sale of integrated circuits. The chief executive officer was identified as the chief operating decision maker (“CODM”) and is ultimately responsible for and actively involved in the allocation of resources and the assessment of the Company’s performance. The fact that the Company operates in only one reportable segment is based on the following:
•The Company uses a highly-integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products. Substantially all of the Company’s integrated circuits are manufactured under similar manufacturing processes.
•The Company’s organizational structure is based along functional lines. Each of the functional department heads reports directly to the CODM. Shared resources in the Company also report directly to the CODM or to a direct report of the CODM.
•The assessments of performance across the Company, including assessment of the Company’s incentive compensation plan, are based largely on operational performance and consolidated financial performance.
•The decisions on allocation of resources and other operational decisions are made by the CODM based on his direct involvement with the Company’s operations and product development.
The following table presents long-lived asset information based on the physical location of the assets by geographic region (in thousands):

	January 29, 2022	January 30, 2021
Property and equipment, net:
United States	$319,030	$245,471
Singapore	83,382	29,603
Israel	23,678	14,152
India	16,089	18,832
China	11,567	12,810
Others	9,027	5,257
	$462,773	$326,125

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 29, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2022.
Management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Our internal control over financial reporting is designed by, and under the supervision of the principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management, and others. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 29, 2022.
The effectiveness of our internal control over financial reporting as of January 29, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes to Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended January 29, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

Item 9B.    Other Information
None

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Marvell Technology,Inc
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marvell Technology, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 10, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 10, 2022

PART III
Unless we file an amendment to this Form 10-K within 120 days after January 29, 2022 to include the Part III information, we intend to incorporate such information by reference to our definitive proxy statement in connection with our 2022 annual meeting of stockholders to be held on June 23, 2022 (the “2022 Proxy Statement”).
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Election of Directors,” “Corporate Governance and Matters Related to Our Board” and “Executive Officers of the Company” in our 2022 Proxy Statement.
Delinquent Section 16(a) Reports
The information required by Item 405 of Regulation S-K is incorporated by reference herein, as applicable, to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement.
Code of Ethics
We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), Corporate Controller (our chief accounting officer) and any person performing similar functions) and employees. This Code of Ethics was most recently amended in March 2022. We will disclose certain future amendments to or waivers from our Code of Ethics and Business Conduct for Employees, Officers and Directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website www.marvell.com. None of the material on our website is part of our Annual Report on Form 10-K or is incorporated by reference herein.
Committees of the Board of Directors
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth under the caption “Corporate Governance and Matters Related to Our Board” in our 2022 Proxy Statement.

Item 11.        Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Compensation of Directors,” “Director Compensation Table-Fiscal 2022,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect January 29, 2022:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders (3)(4)	13,024,489	$17.91	112,683,958
Equity compensation plans not approved by security holders (5)	8,802,948	$11.04	—

(1)Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 29, 2022).
(2)The weighted-average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)Includes our Amended and Restated 1995 Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”).
(4)The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (i) 8,000,000 shares of Common Stock, or (ii) 1.5% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board (provided that the amount approved by the Board shall not be greater than (i) or (ii)).
(5)Plans not approved by security holders consists of the Cavium 2007, 2016 and Qlogic equity incentive plans which we assumed in our merger with Cavium Inc, Aquantia 2004, 2015 and 2017 equity incentive plans which we assumed in our merger with Aquantia, Inphi 2010 equity incentive plans which we assumed in our merger with Inphi and Innovium 2015 equity incentive plans which we assumed in our merger with Innovium.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2022 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2022 Proxy Statement.

Item 14.        Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2022 Proxy Statement.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
See the “Index to Consolidated Financial Statements” on page 54 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
See “Schedule II — Valuation and Qualifying Accounts” on page 119 of this Annual Report on Form 10-K:
All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.

Exhibit No.	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021

4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021

4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	000-30877	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	000-30877	10.3	12/8/2020

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.8#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.2	4/20/2021

10.8.1#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	333-255384	4.3	4/20/2021

10.8.2#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended December 1, 2020	10-Q	000-30877	10.6	12/4/2020

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021

10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.20#	Fiscal Year 2022 Named Executive Officer Compensation	10-Q	001-40357	10.20	6/9/2021

10.21#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description effective June 2016 and updated June 2020	10-Q	000-30877	10.1	8/28/2020

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

10.30
The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended;
		S-4	333-251606		12/22/2020

21.1	Subsidiaries of Registrant				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP				Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

#    Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**    Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Dated: March 10, 2022	By:	/S/ JEAN HU
Jean Hu Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew J. Murphy and Jean Hu, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2022
Matthew J. Murphy

/S/ JEAN HU	Chief Financial Officer (Principal Financial Officer)	March 10, 2022
Jean Hu

/S/ WILLEM MEINTJES	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2022
Willem Meintjes

/S/ TUDOR BROWN	Director	March 10, 2022
Tudor Brown

/S/ BRAD BUSS	Director	March 10, 2022
Brad Buss

/S/ EDWARD FRANK	Director	March 10, 2022
Dr. Edward Frank

/S/ RICHARD S. HILL	Chairman of the Board	March 10, 2022
Richard S. Hill

/S/ MARACHEL KNIGHT	Director	March 10, 2022
Marachel Knight

Name and Signature	Title	Date

/S/ BETHANY MAYER	Director	March 10, 2022
Bethany Mayer

/S/ MICHAEL STRACHAN	Director	March 10, 2022
Michael Strachan

/S/ ROBERT E. SWITZ	Director	March 10, 2022
Robert E. Switz

/S/ FORD TAMER	Director	March 10, 2022
Ford Tamer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended January 29, 2022
Allowance for doubtful accounts	$2,071	$1,526	$(637)	$2,960
Deferred tax asset valuation allowance	$749,468	$253,951	$—	$1,003,419
Fiscal year ended January 30, 2021
Allowance for doubtful accounts	$2,126	$1,442	$(1,497)	$2,071
Deferred tax asset valuation allowance	$676,780	$72,688	$—	$749,468
Fiscal year ended February 1, 2020
Allowance for doubtful accounts	$2,637	$3,448	$(3,959)	$2,126
Deferred tax asset valuation allowance	$597,829	$78,951	$—	$676,780