Form 10-Q
period 2022-04-30
Marvell Technology, Inc.
filed 2022-05-27
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of May 20, 2022 was 849.9 million.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	April 30, 2022	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$465.0	$613.5
Accounts receivable, net	1,191.1	1,048.6
Inventories	835.5	720.3
Prepaid expenses and other current assets	107.3	111.0
Total current assets	2,598.9	2,493.4
Property and equipment, net	502.2	462.8
Goodwill	11,539.0	11,511.1
Acquired intangible assets, net	5,888.1	6,153.4
Deferred tax assets	331.8	493.5
Other non-current assets	1,178.7	994.4
Total assets	$22,038.7	$22,108.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553.1	$461.5
Accrued liabilities	735.0	622.6
Accrued employee compensation	191.9	241.3
Short-term debt	74.1	63.2
Total current liabilities	1,554.1	1,388.6
Long-term debt	4,465.3	4,484.8
Other non-current liabilities	554.3	533.1
Total liabilities	6,573.7	6,406.5
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,188.5	14,209.0
Retained earnings	1,274.8	1,491.4
Total stockholders’ equity	15,465.0	15,702.1
Total liabilities and stockholders’ equity	$22,038.7	$22,108.6

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In millions, except per share amounts)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net revenue	$1,446.9	$832.3
Cost of goods sold	696.0	414.1
Gross profit	750.9	418.2
Operating expenses:
Research and development	444.1	286.1
Selling, general and administrative	235.7	201.5
Restructuring related charges	1.3	12.9
Total operating expenses	681.1	500.5
Operating income (loss)	69.8	(82.3)
Interest income	0.5	0.2
Interest expense	(36.3)	(35.1)
Other income, net	5.2	1.2
Interest and other income (loss), net	(30.6)	(33.7)
Income (loss) before income taxes	39.2	(116.0)
Provision (benefit) for income taxes	204.9	(27.8)
Net loss	$(165.7)	$(88.2)

Comprehensive loss, net of tax	$(165.7)	$(88.2)

Net loss per share - basic	$(0.20)	$(0.13)

Net loss per share - diluted	$(0.20)	$(0.13)

Weighted-average shares:
Basic	848.0	693.4
Diluted	848.0	693.4
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	4.1	—	2.4	—	2.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(137.6)	—	(137.6)
Stock-based compensation	—	—	129.7	—	129.7
Repurchase of common stock	(0.3)	—	(15.0)	—	(15.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	(50.9)	(50.9)
Net loss	—	—	—	(165.7)	(165.7)
Balance at April 30, 2022	850.5	$1.7	$14,188.5	$1,274.8	$15,465.0

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 30, 2021	675.4	$1.4	$6,331.0	$2,103.4	$8,435.8
Issuance of common stock in connection with equity incentive plans	2.2	—	0.5	—	0.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(68.3)	—	(68.3)
Stock-based compensation	—	—	92.7	—	92.7
Issuance of common stock in connection with acquisitions	129.2	0.3	5,910.9	—	5,911.2
Equity related issuance cost	—	—	(8.2)	—	(8.2)
Replacement equity awards attributable to pre-acquisition service	—	—	82.3	—	82.3
Conversion feature of convertible notes	—	—	244.2	—	244.2
Impact of repurchases of convertible notes	7.1	—	234.3		234.3
Conversion of convertible notes to common stock	2.5	—	59.7		59.7
Cash dividends declared and paid ($0.06 per share)	—	—	—	(40.6)	(40.6)
Net loss	—	—	—	(88.2)	(88.2)
Balance at May 1, 2021	816.4	$1.7	$12,879.1	$1,974.6	$14,855.4

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net loss	$(165.7)	$(88.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75.7	51.8
Stock-based compensation	131.1	92.7
Amortization of acquired intangible assets	272.5	128.6
Amortization of inventory fair value adjustment associated with acquisitions	9.3	13.7
Other expense, net	6.7	31.4
Deferred income taxes	165.0	(22.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(139.5)	(58.0)
Prepaid expenses and other assets	(142.9)	4.4
Inventories	(125.8)	(13.2)
Accounts payable	61.4	(51.6)
Accrued employee compensation	(50.0)	(55.7)
Accrued liabilities and other non-current liabilities	97.0	(47.0)
Net cash provided by (used in) operating activities	194.8	(13.7)
Cash flows from investing activities:
Purchases of technology licenses	(1.6)	(3.4)
Purchases of property and equipment	(36.9)	(21.4)
Acquisitions, net of cash acquired	(44.0)	(3,600.2)
Other, net	0.1	0.4
Net cash used in investing activities	(82.4)	(3,624.6)
Cash flows from financing activities:
Repurchases of common stock	(15.0)	—
Proceeds from employee stock plans	2.5	0.5
Tax withholding paid on behalf of employees for net share settlement	(137.6)	(73.2)
Dividend payments to stockholders	(50.9)	(40.6)
Payments on technology license obligations	(49.0)	(44.1)
Proceeds from issuance of debt	—	3,731.1
Principal payments of debt	(10.9)	(200.0)
Payment for repurchases and settlement of convertible notes	—	(71.1)
Proceeds from capped calls	—	111.2
Payment of equity and debt financing costs	—	(1.5)
Net cash provided by (used in) financing activities	(260.9)	3,412.3
Net decrease in cash and cash equivalents	(148.5)	(226.0)
Cash and cash equivalents at beginning of period	613.5	748.5
Cash and cash equivalents at end of period	$465.0	$522.5
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended April 30, 2022, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2022 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 and those included in this Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2022 had a 52-week year. Fiscal 2023 is a 52-week year.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In October 2021, the FASB issued an accounting standards update that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The new standard was early adopted by the Company on January 30, 2022 and did not have a material effect on the Company’s condensed consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended
	April 30, 2022	% of Total	May 1, 2021	% of Total
Net revenue by end market:
Data center	$640.5	44%	$277.1	33%
Carrier infrastructure	252.0	18%	167.6	20%
Enterprise networking	286.6	20%	174.8	21%
Consumer	178.5	12%	166.7	20%
Automotive/industrial	89.3	6%	46.1	6%
	$1,446.9		$832.3

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended
	April 30, 2022	% of Total	May 1, 2021	% of Total
Net revenue based on destination of shipment:
China	$644.0	45%	$341.1	41%
United States	149.5	10%	87.4	11%
Thailand	99.3	7%	77.8	9%
Malaysia	81.2	6%	58.6	7%
Japan	67.0	5%	43.8	5%
Taiwan	53.6	4%	28.6	3%
Philippines	51.9	4%	47.6	6%
Singapore	50.1	3%	51.5	6%
Other	250.3	16%	95.9	12%
	$1,446.9		$832.3

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended
	April 30, 2022	% of Total	May 1, 2021	% of Total
Net revenue by customer type:
Direct customers	$993.9	69%	$570.3	69%
Distributors	453.0	31%	262.0	31%
	$1,446.9		$832.3

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the three months ended April 30, 2022 that was included in deferred revenue balance at January 29, 2022 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 4. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at April 30, 2022 and January 29, 2022 (in millions):

	April 30, 2022	January 29, 2022
Face Value Outstanding:
2020 Term Loan - 3 Year Tranche	$735.0	$735.0
2020 Term Loan - 5 Year Tranche	842.2	853.1
Term Loan Total	1,577.2	1,588.1
4.200% MTG/MTI 2023 Senior Notes	500.0	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
2.950% 2031 Senior Notes	750.0	750.0
Senior Notes Total	2,999.9	2,999.9
Total borrowings	$4,577.1	$4,588.0
Less: Unamortized debt discount and issuance cost	(37.7)	(40.0)
Net carrying amount of debt	$4,539.4	$4,548.0
Less: Current portion (1)	74.1	63.2
Non-current portion	$4,465.3	$4,484.8

(1)As of April 30, 2022, the current portion of outstanding debt includes the 2020 Term Loan - 5 Year Tranche, which is due within twelve months. The Company intends to repay the amount with operating cash flow.

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

In December 2020, the Company executed a debt agreement to obtain a 3-year $875.0 million term loan and a 5-year $875.0 million term loan. The Company also executed a debt agreement to obtain a 5-year $750.0 million revolving credit facility in December 2020, replacing its previous $500.0 million revolving credit facility. On April 12, 2021, the Company completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5-year term due in 2026, (ii) $750.0 million of Senior Notes with a 7-year term due in 2028, and (iii) $750.0 million of Senior Notes with a 10-year term due in 2031.

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

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 2.048% as of April 30, 2022. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 2.178% as of April 30, 2022. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the quarter ended April 30, 2022, the Company repaid $10.9 million of the principal outstanding of the 5-Year Tranche Loan.

The 2020 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of April 30, 2022, the Company has $1.6 billion Term Loan borrowings outstanding, and is in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (the “2020 Revolving Credit Facility”) with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty. As of April 30, 2022, the 2020 Revolving Credit Facility is undrawn and will be available for draw down through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at April 30, 2022.

Subsequent to quarter end, on May 3, 2022, the Company drew down $150.0 million on the 2020 Revolving Credit Facility. The Company intends to repay the drawn amount during the second quarter of fiscal 2023.

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

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of April 30, 2022, the Company had $2.0 billion Senior Notes borrowings outstanding.

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

As of April 30, 2022, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

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

Inphi 2025 Convertible Notes

A total of $199.5 million in aggregate principal of the Inphi 2025 Convertible Notes was settled pursuant to the Exchange Agreements (discussed below). Between April 20 and May 1, 2021, $114.0 million in aggregate principal of the Inphi 2025 Convertible Notes was converted pursuant to the contractual terms of the Inphi 2025 convertible notes indenture into 2.3 million shares of the Company’s common stock and $64.7 million in cash. Between May 2, 2021 and June 3, 2021, $192.5 million in aggregate principal of the Inphi 2025 Convertible Notes was converted pursuant to the contractual terms of the Inphi 2025 convertible notes indenture into 3.8 million shares of the Company’s common stock and $109.2 million in cash. After these conversions, there was no outstanding balance of Inphi 2025 Convertible Notes.

Inphi Capped Calls

In connection with the issuance of each of the Inphi Convertible Notes, Inphi entered into capped call transactions (the “Inphi 2021 Capped Calls” and the “Inphi 2025 Capped Calls,” collectively, the “Inphi Capped Calls”) in private transactions. In connection with the Inphi acquisition, the Company entered into unwind agreements related to the Inphi Capped Calls. Under the unwind agreements, the Company and the counterparties agreed to settle a portion of Inphi Capped Calls for a fixed payment of $74.1 million, which were settled on April 23, 2021. The remaining Inphi Capped Calls provided for variable cash settlement based on the Company’s stock price. The Company reports cash flows from capped calls in cash flows from financing activities. In connection with the Exchange Agreements (discussed below), a portion of the remaining Inphi Capped Calls were settled for $35.5 million on April 29, 2021. As of April 30, 2022, there was no outstanding balance of Inphi Capped Calls.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

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

Interest Expense and Future Contractual Maturities

During the three months ended April 30, 2022, the Company recognized $32.9 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

During the three months ended May 1, 2021, the Company recognized $22.1 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

As of April 30, 2022, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$54.7
2024	587.5
2025	844.4
2026	131.2
2027	959.4
Thereafter	1,999.9
Total	$4,577.1

Note 5. Commitments and Contingencies

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Total future unconditional purchase commitments as of April 30, 2022 are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2023	$964.8	$122.1
2024	433.6	150.0
2025	501.5	108.8
2026	464.1	32.5
2027	301.9	34.5
Thereafter	326.4	193.5
Total unconditional purchase commitments	$2,992.3	$641.4

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year due to the current global supply shortage environment. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from four to ten years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitments, the agreements either require the Company to pay a fee for the difference between the actual purchases and the purchase commitment or lose priority to reserved capacity for a period of time. The Company currently estimates that it has agreed to purchase level commitments of at least $2.2 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2023 through fiscal 2032 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $143.0 million for the remainder of fiscal 2023 through fiscal 2026. Such purchase commitments are summarized in the preceding table.

In September 2021, the Company entered into an IP licensing agreement with a vendor which provides complete access to the vendor’s IP portfolio for 10 years. The arrangement provides access to IP over the term of the contract, including existing IP, as well as IP in development, and to be developed in the future. The contract provides support and maintenance over the term of the contract as well. Aggregate fees of $354.0 million are payable quarterly over the contract term.

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

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. In the first quarter of fiscal 2023, the Company reserved $15 million in relation to an on-going contractual and intellectual property disagreement with a customer; this disagreement remains unresolved as of the first quarter ended April 30, 2022. The ultimate outcome of this and other Legal Matters involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter, particularly in a patent dispute, could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

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

Note 6. Business Combinations

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

The following table summarized the total merger consideration (in millions):

Common stock issued	$971.0
Stock consideration for replacement equity awards attributable to pre-combination service	33.2
Total merger consideration	$1,004.2

The merger consideration allocation set forth herein is preliminary and may be revised with adjustment to goodwill as additional information becomes available during the measurement period from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.

In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 7 – Goodwill and Acquired Intangible Assets, Net” for additional information.

The purchase price allocation is as follows (in millions):

Previously Reported January 29, 2022 (Provisional)
Cash and cash equivalents	$60.4
Inventories	70.0
Goodwill	462.4
Acquired intangible assets, net	433.0
Other, net	(21.6)
Total merger consideration	$1,004.2

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-K for the year ended January 29, 2022. There have been no measurement period adjustments during the first quarter ended April 30, 2022.

The Company incurred total acquisition related costs of $11.9 million which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Inphi

On April 20, 2021, the Company completed the acquisition of Inphi (the “Inphi acquisition”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The Inphi acquisition was primarily intended to create an opportunity for the combined company to be uniquely positioned to serve the data-driven world, addressing high growth, attractive end markets such as cloud data center and 5G. In accordance with the terms of the Agreement and Plan of Merger dated as of October 29, 2020, by and among the Company and Inphi (the “Inphi merger agreement”), the Company acquired all outstanding shares of common stock of Inphi for $66 per share in cash and 2.323 shares of the Company’s common stock exchanged for each share of Inphi common stock. The merger consideration paid in cash was funded with a combination of cash on hand and funds from the Company’s debt financing. See “Note 4 – Debt” for additional information.

The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Inphi acquisition is not expected to be deductible for tax purposes.

The following table summarized the total merger consideration (in millions):

Cash consideration	$3,673.2
Common stock issued	5,917.8
Stock consideration for replacement equity awards attributable to pre-combination service	82.3
Equity component of convertible debt	244.2
Total merger consideration	$9,917.5

In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 7 – Goodwill and Acquired Intangible Assets, Net” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows (in millions):

	Previously Reported January 29, 2022 (Provisional)	Measurement Period Adjustment	April 30, 2022
Cash and cash equivalents	$72.3	$—	$72.3
Accounts receivable, net	99.7	—	99.7
Inventories	270.4	—	270.4
Prepaid expenses and other current assets	213.3	—	213.3
Property and equipment, net	98.5	—	98.5
Acquired intangible assets, net	4,420.0	—	4,420.0
Other non-current assets	98.8	(2.2)	96.6
Goodwill	5,686.2	2.2	5,688.4
Accounts payable and accrued liabilities	(189.8)	—	(189.8)
Convertible debt - short-term	(313.7)	—	(313.7)
Convertible debt - long-term	(240.3)	—	(240.3)
Other non-current liabilities	(297.9)	—	(297.9)
Total merger consideration	$9,917.5	$—	$9,917.5

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-K for the year ended January 29, 2022. The measurement period adjustments were associated with change in deferred tax assets as a result of changes in estimates related to finalizing Inphi’s short period 2021 U.S. tax return. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets, or cash flows in any periods previously reported.

The Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense. The Company also incurred $39.8 million of aggregate debt financing costs. As of April 30, 2022, $2.4 million is included in short-term debt, and $28.4 million is included in long-term debt on the accompanying unaudited condensed consolidated balance sheets. See “Note 4 – Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets.

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

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Innovium and Inphi had been acquired as of the beginning of fiscal 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal 2021, non-recurring pro forma adjustments directly attributable to the Innovium and Inphi acquisitions in the pro forma information presented below included (i) share-based compensation expense of $43.8 million, (ii) the purchase accounting effect of inventories acquired of $13.7 million, (iii) interest expense of $11.4 million, and (iv) transaction costs of $46.3 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited condensed consolidated results of operations of the combined business had the Inphi acquisition actually occurred at the beginning of fiscal 2021 or of the results of our future operations of the combined business.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Three Months Ended
May 1, 2021
Pro forma net revenue	$1,007.4
Pro forma net loss	$(112.7)

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In March and April 2022, the Company completed the acquisition of two semiconductor design services companies located in India, for purchase consideration of $33.7 million, primarily for the purpose of expanding engineering resources to address customer design opportunities, of which $25.8 million was allocated to goodwill. The carrying value of goodwill as of April 30, 2022 and January 29, 2022 is $11.5 billion. See “Note 6 – Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

As of April 30, 2022 and January 29, 2022, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	April 30, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,730.0	$(1,494.1)	$3,235.9	4.94
Customer contracts and related relationships	2,179.0	(599.3)	1,579.7	4.96
Trade names	66.0	(22.5)	43.5	3.73
Total acquired amortizable intangible assets	$6,975.0	$(2,115.9)	$4,859.1	4.94
IPR&D	1,029.0	—	1,029.0	n/a
Total acquired intangible assets	$8,004.0	$(2,115.9)	$5,888.1

	January 29, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,744.1	$(1,333.7)	$3,410.4	5.17
Customer contracts and related relationships	2,184.0	(519.6)	1,664.4	5.21
Trade names	73.0	(26.2)	46.8	3.95
Order backlog	70.0	(67.2)	2.8	0.03
Total acquired amortizable intangible assets	$7,071.1	$(1,946.7)	$5,124.4	5.17
IPR&D	1,029.0	—	1,029.0	n/a
Total acquired intangible assets	$8,100.1	$(1,946.7)	$6,153.4

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

Amortization expense for acquired intangible assets for the three months ended April 30, 2022 and May 1, 2021 was $272.5 million and $128.6 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of April 30, 2022 (in millions):

Fiscal Year	Amount
Remainder of 2023	$785.6
2024	1,039.2
2025	987.1
2026	939.0
2027	788.0
Thereafter	320.2
$4,859.1

Note 8. Fair Value Measurements

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at April 30, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$197.2	$—	$197.2
Other non-current assets:
Marketable equity investments	1.2	—	—	1.2
Severance pay fund	—	0.7	—	0.7
Total assets	$1.2	$197.9	$—	$199.1

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of April 30, 2022, non-marketable equity investments had a carrying value of $34.9 million and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 29, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$177.6	$—	$177.6
Other non-current assets:
Marketable equity investments	1.2	—	—	1.2
Severance pay fund	—	0.7	—	0.7
Total assets	$1.2	$178.3	$—	$179.5

Fair Value of Debt

The Company classified the 2020 Term Loan, the 2023 Notes, the 2026 Notes, 2028 Notes, and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2020 Term Loan approximates its fair value as the 2020 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $2.8 billion at April 30, 2022 and $3.0 billion at January 29, 2022, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 9. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $1.3 million for the three months ended April 30, 2022. The Company expects to complete these restructuring actions by the end of fiscal 2024.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

In prior years, the Company initiated restructuring plans in order to realign the organization and enable further investment in key priority areas. Restructuring charges were mainly comprised of severance and other one-time termination benefits, facility closures where sites were redundant within the same region or no longer suitably sized for the local employee base, and other costs. These plans are substantially complete. The Company recorded restructuring related charges of $12.9 million for the three months ended May 1, 2021.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in millions):

	Employee Severance	Other	Total
Liability at January 29, 2022	$2.9	$2.7	$5.6
Charges	0.6	0.7	1.3
Cash payments	(1.1)	(0.5)	(1.6)
Non-cash items	—	(0.1)	(0.1)
Liability at April 30, 2022	$2.4	$2.8	$5.2

The current and non-current portions of the restructuring liability at April 30, 2022 of $4.0 million and $1.2 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

Note 10. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how the Company does business, discrete items, and acquisitions, as well as the integration of such acquisitions.

On April 20, 2021, the Company completed its acquisition of Inphi Corporation. Upon closing of this transaction, the parent company was domiciled in the United States and not Bermuda. Therefore, for periods after closing, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires for GILTI income to be included in the taxable income of U.S. entities, and which may adversely impact future effective tax rates and tax liabilities.

The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, benefits from tax credits, as well as discrete tax benefits for excess deductions on stock-based compensation and discrete effects for remeasurement of the Company’s Singapore deferred taxes upon extension of the Company’s tax incentive in Singapore (see below). The Company’s effective tax rate is the result of an anticipated annual net income tax expense and includes the effects of certain non-U.S. tax jurisdictions with tax rates lower than 21%.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The benefit of the tax incentives on net income per share was approximately $0.01 per share for the three months ended April 30, 2022. There were no such tax benefits recognized in three months ended May 1, 2021. During the three months ended April 30, 2022, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. As a result, the Company expects to continue to enjoy a reduced DEI tax rate on its future qualifying income in Singapore. To retain these DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. As a result of the DEI extension during the three months ended April 30, 2022, the Company remeasured its Singapore net deferred tax assets that are scheduled to reverse during these future periods at the new incentive tax rate that the Company expects to apply during these periods, which resulted in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding deferred income tax expense in the three months ended April 30, 2022. The Company’s income tax expense of $204.9 million for the three months ended April 30, 2022, was primarily the result of the aforementioned tax expense related to the DEI extension, offset by recognition of tax credits and discrete income tax benefits for stock-based compensation.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $7.2 million during the next 12 months. Government tax authorities from certain non-U.S. jurisdictions are examining the Company’s income tax returns. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

The Company’s principal source of liquidity as of April 30, 2022 consisted of approximately $465.0 million of cash and cash equivalents, of which approximately $415.6 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $272.2 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 11. Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended
	April 30, 2022	May 1, 2021
Numerator:
Net loss	$(165.7)	$(88.2)
Denominator:
Weighted-average shares — basic	848.0	693.4
Effect of dilutive securities:
Share-based awards	—	—
Convertible debt	—	—
Weighted-average shares — diluted	848.0	693.4
Net loss per share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Potential dilutive securities include dilutive common stock from share-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Potential dilutive securities include dilutive common stock from share-based awards attributable to the shares that could be issued upon conversion of the Company’s convertible debt using the if-converted method. Under the treasury stock method and if-converted method, potential common stock outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended
	April 30, 2022	May 1, 2021
Weighted-average shares outstanding:
Share-based awards	13.9	16.8
Convertible debt	—	1.6

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three months ended April 30, 2022 and May 1, 2021 due to the net losses reported in those periods.

Note 12. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	April 30, 2022	January 29, 2022
Inventories:
Work-in-process	$661.8	$578.9
Finished goods	173.7	141.4
Inventories	$835.5	$720.3

The inventory balance at April 30, 2022 and January 29, 2022 includes $29.4 million and $38.7 million respectively related to the remaining inventory fair value adjustment from the Innovium acquisition.

	April 30, 2022	January 29, 2022
Property and equipment, net:
Machinery and equipment	$957.8	$895.4
Land, buildings, and leasehold improvements	292.9	293.6
Computer software	110.3	109.1
Furniture and fixtures	30.5	30.1
	1,391.5	1,328.2
Less: Accumulated depreciation	(889.3)	(865.4)
Property and equipment, net	$502.2	$462.8

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	April 30, 2022	January 29, 2022
Other non-current assets:
Technology and other licenses	$524.6	$490.2
Prepaid ship and debit	305.0	215.9
Operating right-of-use assets	140.5	142.0
Prepayments on supply capacity reservation agreements	116.1	54.6
Non-marketable equity investments	34.9	30.7
Other	57.6	61.0
Other non-current assets	$1,178.7	$994.4

	April 30, 2022	January 29, 2022
Accrued liabilities:
Variable consideration estimates (1)	$349.4	$258.6
Technology license obligations	116.6	84.2
Deferred non-recurring engineering credits	53.2	71.2
Deferred revenue	38.4	39.0
Accrued income tax payable	37.9	23.3
Lease liabilities - current portion	36.8	38.2
Accrued interest payable	19.7	20.1
Accrued royalty	18.8	17.4
Other	64.2	70.6
Accrued liabilities	$735.0	$622.6
(1) Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	April 30, 2022	January 29, 2022
Other non-current liabilities
Technology license obligations	$318.2	$304.3
Lease liabilities - non current	137.2	140.3
Deferred tax liabilities	39.7	34.5
Non-current income tax payable	37.4	35.0
Other	21.8	19.0
Other non-current liabilities	$554.3	$533.1

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Loss

For the three months ended April 30, 2022 and May 1, 2021, there were no reconciling differences between net loss and comprehensive loss.

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan with no fixed expiration. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing share repurchase program. As of April 30, 2022, there was $549.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company resumed its stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During the three months ended April 30, 2022, the Company repurchased 0.3 million shares of its common stock for $15.0 million. There were no share repurchases during the quarter ended May 1, 2021. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

Subsequent to quarter end through May 20, 2022, the Company repurchased an additional 0.9 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan.

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
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products and our kitting process, and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to changes in general economic conditions, such as economic slowdowns and recessions, inflation and stagflation, or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;
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
•risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with our acquisitions, divestitures, significant investments or strategic transactions;
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

•risks related to the potential impact of a significant natural disasters, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
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

Net revenue in the first quarter of fiscal 2023 was $1,446.9 million and was 74% higher than net revenue of $832.3 million in the first quarter of fiscal 2022. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 131%, from the carrier infrastructure end market by 50%, from the enterprise networking end market by 64%, from the consumer end market by 7%, and the automotive/industrial end market by 94% compared to the three months ended May 1, 2021. The overall increase in net revenue of 74% was primarily driven by an increase in demand for our products and the year-over-year impact of acquisitions in fiscal 2022, with both factors contributing to higher unit shipments. In addition, our average selling prices increased year-over-year driven by relatively higher sales of products which had higher content and more features.

In response to increased demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we are continuing to experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our products. To secure additional capacity, we entered into capacity reservation arrangements with certain foundries and test & assembly partners. See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Securing capacity for growth remains a high priority for our operations team, even as this supply expansion comes with an increase in input costs. As we have done throughout this period of supply constraints, we are working with our customers to adjust prices to offset the impact of these cost increases, which lets us jointly benefit from sustained growth.

We continue to monitor the impact of COVID-19 on our business. While our offices around the world generally remain open to enable critical on-site business functions in accordance with local government guidelines, in response to the COVID-19 pandemic we modified our workplace practices globally, which resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy where most employees split their time between home and the office. We expect COVID-19 to continue to impact our business, for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government’s export restrictions on certain Chinese customers will continue to impact our revenue in fiscal 2023. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we can not easily quantify such as the fact that some of our other customers’ products which use our solutions may also be impacted by export restrictions.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During the three months ended April 30, 2022, we repurchased 0.3 million shares of our common stock for $15.0 million. As of April 30, 2022, there was $549.5 million remaining available for future stock repurchases.

As of April 30, 2022, a total of 308.4 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $65.9 million to stockholders in the three months ended April 30, 2022, including our repurchases of common stock and $50.9 million in cash dividends.

Subsequent to quarter end through May 20, 2022, we repurchased an additional 0.9 million shares of our common stock for $50.0 million pursuant to a 10b5-1 trading plan.

Cash and Short-Term Investments. Our cash and cash equivalents were $465.0 million at April 30, 2022, which was $148.5 million lower than our balance at our fiscal year ended January 29, 2022 of $613.5 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at April 30, 2022, who comprise a total of 52% of gross accounts receivable, compared with five customers at May 1, 2021, who represented 54% of gross accounts receivable, respectively. This presentation is at the customer consolidated level. During the three months ended April 30, 2022 and May 1, 2021, there was no net revenue attributable to a single customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to a distributor whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	April 30, 2022	May 1, 2021
Distributor:
Distributor A	19%	19%

We continuously monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 75% of our net revenue in the three months ended April 30, 2022, and approximately 80% of net revenue in the three months ended May 1, 2021. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended April 30, 2022 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended
	April 30, 2022	May 1, 2021
Net revenue	100.0%	100.0%
Cost of goods sold	48.1	49.8
Gross profit	51.9	50.2
Operating expenses:
Research and development	30.7	34.4
Selling, general and administrative	16.3	24.2
Restructuring related charges	0.1	1.5
Total operating expenses	47.1	60.1
Operating income (loss)	4.8	(9.9)
Interest income	—	—
Interest expense	(2.5)	(4.2)
Other income, net	0.4	0.1
Income (loss) before income taxes	2.7	(14.0)
Provision (benefit) for income taxes	14.2	(3.3)
Net loss	(11.5)%	(10.7)%

Three months ended April 30, 2022 and May 1, 2021

Net Revenue

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Net revenue	$1,446.9	$832.3	73.8%

Our net revenue for the three months ended April 30, 2022 increased by $614.6 million compared to net revenue for the three months ended May 1, 2021. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 131% from the carrier infrastructure end market by 50%, from the enterprise networking end market by 64%, from the consumer end market by 7%, and from the automotive/industrial end market by 94% compared to the three months ended May 1, 2021. The overall increase in net revenue of 74% was primarily driven by an increase in demand for our products and the year-over-year impact of acquisitions in fiscal 2022, with both factors contributing to higher unit shipments. In addition, our average selling prices increased year-over-year driven by relatively higher sales of products which had higher content and more features.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Cost of goods sold	$696.0	$414.1	68.1%
% of net revenue	48.1%	49.8%
Gross profit	$750.9	$418.2	79.6%
% of net revenue	51.9%	50.2%

Cost of goods sold as a percentage of net revenue decreased for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, which is primarily due to operational efficiencies with increased sales and lower amortization of inventory fair value adjustment. As a result, gross margin for the three months ended April 30, 2022 increased 1.7% percentage points compared to the three months ended May 1, 2021.

Research and Development

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Research and development	$444.1	$286.1	55.2%
% of net revenue	30.7%	34.4%

Research and development expense increased by $158.0 million in the three months ended April 30, 2022 compared to the three months ended May 1, 2021. The increase was primarily due to additional costs from our acquisitions of Inphi and Innovium in fiscal 2022, including $125.0 million of higher employee personnel-related costs and $32.9 million of higher product development and qualification costs recognized in the current period.

Selling, general and administrative

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Selling, general and administrative	$235.7	$201.5	17.0%
% of net revenue	16.3%	24.2%

Selling, general and administrative expense increased by $34.2 million in the three months ended April 30, 2022 compared to the three months ended May 1, 2021. The increase was primarily due to additional costs from our acquisitions of Inphi and Innovium in fiscal 2022, including $63.1 million of higher intangibles amortization expense, partially offset by $35.3 million of lower integration costs in the current period.

Restructuring Related Charges

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Restructuring related charges	$1.3	$12.9	(89.9)%
% of net revenue	0.1%	1.5%

We recognized $1.3 million of total restructuring related charges in the three months ended April 30, 2022 as we continue to evaluate our existing operations to increase operational efficiency, decrease costs, and increase profitability. See “Note 9 –Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Interest income	$0.5	$0.2	150.0%
% of net revenue	—%	—%

Interest income increased by $0.3 million in the three months ended April 30, 2022 compared to the three months ended May 1, 2021 due to higher interest rates on our invested cash.

Interest Expense

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Interest expense	$(36.3)	$(35.1)	3.4%
% of net revenue	(2.5)%	(4.2)%

Interest expense increased by $1.2 million in the three months ended April 30, 2022 compared to the three months ended May 1, 2021. The increase was primarily due to higher interest expense and amortization of debt issuance costs associated with the 2020 Term Loans and 2026, 2028 and 2031 Senior Notes, partially offset by prior period costs associated with the bridge loan termination.

Other Income, Net

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Other income, net	$5.2	$1.2	333.3%
% of net revenue	0.4%	0.1%

Other income, net, increased by $4.0 million in the three months ended April 30, 2022 compared to the three months ended May 1, 2021. The increase was primarily due to a gain from an equity investment in a privately-held company.

Provision (benefit) for Income Taxes

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$204.9	$(27.8)	(837.1)%

Our income tax expense for the three months ended April 30, 2022 was $204.9 million compared to a tax benefit of $27.8 million for the three months ended May 1, 2021. Our income tax expense for the three months ended April 30, 2022 differed from the 21% federal income tax rate, primarily because of the remeasurement of our deferred taxes in Singapore upon the five year extension of our DEI status until June 30, 2029 at the new incentive tax rates that are expected to apply during these future periods for existing deferred tax items, resulting in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding income tax expense. In addition, our tax rate for the three months ended April 30, 2022 was affected by the recognition of benefits for tax credits, discrete tax benefits from stock-based compensation deductions and the tax rate differential on foreign income. The income tax benefit for the three months ended May 1, 2021 differed from the federal statutory tax rate of 21% primarily because of tax rate differentials on foreign income, tax benefits for stock based compensation and the recognition of tax benefits on the expiration of the statutes of limitations for the assessment of certain foreign taxes.

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

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those assets become deductible or creditable. We evaluate the recoverability of these assets, weighing all positive and negative evidence, and provide or maintain a valuation allowance for these assets if it is more likely than not that some, or all, of the deferred tax assets will not be realized. If negative evidence exists, sufficient positive evidence is necessary to support a conclusion that a valuation allowance is not needed. We consider all available evidence such as our earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies. In future periods, it is possible that significant positive or negative evidence could arise that results in a change in our judgment with respect to the need for a valuation allowance, which could result in a tax benefit, or adversely affect our income tax provision, in the period of such change in judgment.

We also continuously evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of April 30, 2022 consisted of approximately $465.0 million of cash and cash equivalents, of which approximately $415.6 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 10 – Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

In December 2020, to fund the Inphi acquisition, we executed a debt agreement to obtain a 3-year term loan of $875.0 million and a 5-year term loan of $875.0 million. For the quarter ended April 30, 2022, the Company repaid $10.9 million of the principal outstanding of the 5-year term loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility (“2020 Revolving Credit Facility”). Subsequent to quarter end, on May 3, 2022, the Company drew down $150.0 million on the 2020 Revolving Credit Facility. The Company intends to repay the drawn amount during the second quarter of fiscal 2023.

In April 2021, we completed an offering and issued (i) 5-year $500.0 million senior notes due in 2026, (ii) 7-year $750.0 million senior notes due in 2028, and (iii) 10-year $750.0 million senior notes due in 2031 (collectively, the “Senior Notes”). On October 8, 2021, the Senior Notes issued in April 2021 were exchanged for new notes.

See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the three months ended April 30, 2022 was $194.8 million. We had a net loss of $165.7 million adjusted for the following non-cash items: amortization of acquired intangible assets of $272.5 million, deferred income tax expense of $165.0 million, stock-based compensation expense of $131.1 million, depreciation and amortization of $75.7 million, amortization of inventory fair value adjustment associated with the Innovium acquisition of $9.3 million, and $6.7 million net loss from other non-cash items. Cash outflow from working capital of $299.8 million for the three months ended April 30, 2022 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets and decrease in accrued employee compensation, partially offset by increases in accounts payable and accrued liabilities and other non-current liabilities. The increase in accounts receivable was driven primarily by higher revenue and uniform collections. The increase in inventory is to support future customer demand. The increase in prepaid expenses and other assets is primarily due to prepayments on supply capacity reservation agreements. The decrease in accrued employee compensation is due to bonus payout. The increase in accounts payable was mainly due to timing of payments. The increase in accrued liabilities and other non-current liabilities is mainly due to an increase in ship and debit claim reserve due to price increase and stock replenishment.

Net cash flow used in operating activities for the three months ended May 1, 2021 was $13.7 million. We had a net loss of $88.2 million adjusted for the following non-cash items: amortization of acquired intangible assets of $128.6 million, stock-based compensation expense of $92.7 million, depreciation and amortization of $51.8 million, deferred income tax benefit of $22.6 million, amortization of inventory fair value adjustment associated with the Inphi acquisition of $13.7 million and $31.4 million net loss from other non-cash items. Cash outflow from working capital of $221.1 million for the three months ended May 1, 2021 was primarily driven by a decrease in accrued employee compensation, decrease in accounts payable, a decrease in accrued liabilities and other non-current liabilities as well as an increase in accounts receivable. The decrease in accrued employee compensation is due to our annual bonus payment in the period. The decrease in accounts payable and accrued liabilities and other non-current liabilities is primarily due to payment of banker success fees. The increase in accounts receivable is due to revenue linearity and lower sales reserves.

Cash Flows from Investing Activities

For the three months ended April 30, 2022, net cash used in investing activities of $82.4 million was primarily driven by net cash paid for business acquisitions of $44.0 million, purchases of property and equipment of $36.9 million, and purchases of technology licenses of $1.6 million.

For the three months ended May 1, 2021, net cash used in investing activities of $3.6 billion was primarily driven by the net cash paid to acquire Inphi of $3.6 billion, purchases of property and equipment of $21.4 million and purchases of technology licenses of $3.4 million.

Cash Flows from Financing Activities

For the three months ended April 30, 2022, net cash used in financing activities of $260.9 million was primarily attributable to $137.6 million tax withholding payments on behalf of employees for net share settlements, $50.9 million for payment of our quarterly dividends, $49.0 million payments on technology license obligations, $15.0 million of repurchases of common stock and $10.9 million repayment of debt, partially offset by $2.5 million proceeds from employee stock plans.

For the three months ended May 1, 2021, net cash provided by financing activities of $3.4 billion was primarily attributable to proceeds from issuance of debt of $3.7 billion, proceeds from capped calls of $111.2 million, partially offset by $200.0 million repayment of debt principal, $73.2 million tax withholding payments on behalf of employees for net share settlements, $71.1 million of repurchase and settlement of convertible notes, $44.1 million payments for technology license obligations and $40.6 million for payment of our quarterly dividends.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended April 30, 2022.

Indemnification Obligations

See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2020 Term Loans. See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $15.5 million.

We currently carry debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2020 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at April 30, 2022, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While our offices around the world generally remain open to enable critical on-site business functions in accordance with local government guidelines, in response to the COVID-19 pandemic we modified our workplace practices globally, which resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy where most employees split their time between home and the office. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

Inherent Limitation on Effectiveness of Controls

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies and Legal Proceedings” as set forth in “Note 5 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the material risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, infrastructure, semiconductor and related industries and end markets. A manifestation of any of the following risks and uncertainties could, in circumstances, we may or may not be able to accurately predict, render us unable to conduct our business as currently planned and materially and adversely affect our reputation, business prospects, financial condition, cash flow, liquidity and operating results. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties; our operations could also be affected by risks or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following discussion to be a complete statement of all the potential risks or uncertainties that we face.

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
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products and kitting process, and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to changes in general economic conditions such as economic slowdowns, inflation, stagflation, and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;
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
•risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with our acquisitions, divestitures, significant investments or strategic transactions;
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
•risks related to the potential impact of a significant natural disasters, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
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
Although restrictions have eased in many places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions (such as the United States, Singapore, China and various other countries throughout Asia and India) and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to disrupt business activities, trade, and supply chains in many countries. We expect these impacts to continue for the foreseeable future.
Our business has been, and will continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health measures have caused disruption to our global operations and sales. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, sub-contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. For example, we were impacted by COVID outbreaks in Asia during the first quarter of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.

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
Our efforts to manage these impacts may be unsuccessful, and the ultimate impact of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of the COVID-19 pandemic, the availability, widespread distribution, and use of safe and effective vaccines and the actions taken to contain its spread and mitigate its public health and economic effects. Due to the uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.
The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A “Risk Factors” section.

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
Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our stock to finance an acquisition, such as our acquisition of Innovium, will result in an increase in the number of outstanding stock and will reduce the ownership percentage of each of our outstanding stockholders.
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
We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Inphi, which was completed in fiscal 2022. Our use of cash to fund our current and future acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the financing agreements in connection with our outstanding indebtedness contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. Our indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. See also, “We are subject to risks related to our debt obligations.”

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
Regional Concentration
Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly and testing facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. For example, we were impacted by COVID outbreaks in Asia in the first quarter of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.
No Guarantee of Capacity or Supply
The ability of each of our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with certain exceptions our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages or labor shortages, or, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

There are a limited number of foundries and consolidation of the foundries that provide services to us or to the semiconductor industry due to bankruptcy or through business combinations, including mergers, asset acquisitions and strategic partnerships which may adversely impact us. A foundry or supplier could become unavailable to us if it is acquired by a competitor or a large company that may change the scope of the offerings. For example, Intel Corporation announced in February 2022 of its intent to acquire Tower Semiconductor. Or a foundry may not be suitable for us if it does not invest in, or have the ability to manufacture, advanced technologies. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” In addition, a foundry may become unavailable to us as a result of economic or political instability. Any disruption to our manufacturing or foundry partners could result in a material decline in our revenue, net income and cash flow.
For example, in response to increased demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have in the past, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply constraints have impacted, and are expected in the future to impact, the kitting process for our products. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy the increase in demand for some of our products.
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
Supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and specific wafer process node constraints have resulted in increased lead times, inability to meet demand, and increased costs since calendar 2020, and these supply constraints are currently expected to continue throughout calendar 2022. Of these shortages, ABF substrates and specific wafer process nodes are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while we don’t expect Russia’s invasion of Ukraine to materially impact us directly, we are unable at this time to predict the impact this conflict will have on the supply chain, global economy and stock markets.

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
Commodity Prices
We are also subject to risk from increasing or fluctuating market prices of certain commodity raw materials, including gold and copper, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities (such as inflation or supply chain constraints).

We may experience increased actual and opportunity costs as a result of our transition to smaller geometry process technologies.
In order to remain competitive, we have transitioned, and expect to continue to transition, our semiconductor products to increasingly smaller line width geometries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We also evaluate the costs of migrating to smaller geometry process technologies including both actual costs such as increased mask costs and wafer costs and increased costs related to EDA tools and the opportunity costs related to the technologies we choose to forgo. These transitions are imperative for us to be competitive with the rest of the industry and to target some of our product development in high growth areas to these advanced nodes, which has resulted in significant initial design and development costs.
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
•The resources devoted to product development and sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory if we have produced product in anticipation of expected demand. We may spend resources on the development of products that our customers may not adopt. If we incur significant expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.
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
We make highly complex semiconductor solutions and, accordingly, there is a risk of defects in any of our products. Such defects can give rise to the significant costs noted below. Moreover, since the cost of replacing defective products is often much higher than the value of the products themselves, we are subject to damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductor solutions we sell into numerous consumer products, including automobiles. We are exposed to product liability claims if our semiconductor solutions. or the consumer products integrated with our semiconductor solutions (such as automobiles), malfunction and lead to personal injury or death. In addition, our customers may issue recalls on their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such recalls or payments are the result of a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. Recalls of our customers’ products in certain end-markets, such as with our automotive and base station customers, may cause us to incur significant costs.
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
Regulatory activity, such as tariffs, export controls, economic sanctions and vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, addition of companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products, adding to the already challenging macroeconomic environment. Due to the U.S. government restricting sales to certain customers in China, sales to some of our customers require licenses in order for us to export our products; however, in the past some of these licenses have been denied and there can be no assurances that requests for future licenses will be approved by the U.S. government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government adopted a law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products may also be impacted by export restrictions. In addition, any customers in China that are subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not subject to the U.S. tariffs and trade restrictions. In calendar year 2021, new restrictions were implemented which may further impact our business. If export restrictions related to Chinese customers are sustained for a long period of time, or increased, or if other export restrictions are imposed, it will have an adverse impact on our revenues and results of operations.
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
Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while we don’t expect Russia’s invasion of Ukraine or the related current or future export and other business sanctions on Russia to materially impact us directly due to our limited sales to Russia, we are unable at this time to predict the impact this conflict will have on the Company, the global economy or the stock markets. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The current U.S. presidential administration has continued certain import tariffs and export restrictions against certain foreign manufacturers initiated by the prior administration. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly and test subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military or natural disasters will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 75% and 80% of our net revenue in the three months ended April 30, 2022 and May 1, 2021, respectively.
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
•political, social and economic instability, military hostilities including invasions, wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;
•volatile global economic conditions, including downturns or recessions in which some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin;
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
•transportation and port-related delays;
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
Moreover, the international nature of our business subjects us to risks associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs, or where our third-party manufacturers have significant costs, will increase the cost of such operations which could harm our results of operations.

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

Unfavorable or uncertain conditions in the 5G and Cloud markets may cause fluctuations in our rate of revenue growth or financial results.
Markets for our 5G and Cloud products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on our 5G and Cloud products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems or Cloud systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G and Cloud are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets.

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
We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2022, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 56% of our net revenue for the fiscal year ended January 29, 2022. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.
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
•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties; or
•customers may be subject to severe business disruptions, including, but not limited to, those driven by recessions, financial instability, actual or threatened public health emergencies, such as the COVID-19 pandemic, or other global or regional macroeconomic developments.
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
Entry into new markets, such as markets with different business models, as a result of our acquisitions may reduce our gross margin and operating margin. For example, for certain products we use an ASIC model to offer end-to-end solutions for intellectual property, design team, fab and packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE (non-recurring engineering) costs that customers pay based on the completion of milestones. Our operating margin may decline if our customers do not agree to pay for NREs or if they do not pay enough to cover the costs we incur in connection with NREs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred. In addition, the ASIC business model requires us to use third-party intellectual property and we may lose business or experience reputational harm if third parties, including customers, lose confidence in our ability to protect their intellectual property rights.

CHANGES IN OUR EFFECTIVE TAX RATE MAY REDUCE OUR NET INCOME

Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.
As a result of the closing of our transaction with Inphi in fiscal 2022, the Company is now domiciled in the United States and not Bermuda. Therefore, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. The Biden Administration has made several corporate income tax proposals, including significant increases to the federal corporate income tax rate, changes to the GILTI regime, and an excise tax on corporate stock repurchases. These proposals have not passed the Senate. However, if they are passed and signed into law, these proposals, could cause our overall effective tax rate to increase and could materially affect our financial results, including our earnings and cash flow.
The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15%. Such proposed changes have not generally been enacted into law in the primary jurisdictions in which we operate. We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could materially adversely impact our financial results, including our earnings and cash flow.
In addition, in prior years, we entered into incentive agreements in certain foreign jurisdictions that provide for reduced tax rates in such jurisdictions if certain criteria are met. During the three months ended April 30, 2022, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. In addition, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to reduced tax rates and exemption of certain income from taxation through fiscal 2027. Receipt of past and future benefits under tax agreements and incentives may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of tax benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations and our financial position could be harmed.
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
We had approximately $11.5 billion of goodwill and $5.9 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of April 30, 2022. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
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
For example, during the second quarter of fiscal 2021 ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 9 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.
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

A portion of the business we acquired in fiscal 2021 requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were organized in Bermuda at the time of the acquisition, we entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. Now that we are domiciled in the United States, we have requested to be released from some of the above FOCI-related obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.
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
We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 5 – Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we may be currently engaged.
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
We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2020 Term Loans”). The 2020 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2020 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. As of April 30, 2022, the Company had a balance of $1.6 billion on the term loan facility. In addition to the 2020 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (“2020 Revolving Credit Facility” and together with the 2020 Term Loan Agreement, the “Credit Agreements”), which provides for a $750 million revolving credit facility. As of April 30, 2022, the revolving credit facility was undrawn. Subsequent to quarter end, on May 3, 2022, the Company drew down $150.0 million on the 2020 Revolving Credit Facility.
On April 12, 2021, the Company completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, the Company completed a private exchange offer where we exchanged notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by the Company (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of April 30, 2022, the Company had $2.0 billion aggregate principal amount of Senior Notes outstanding and $913.2 million in aggregate principal amount of the MTI Senior Notes outstanding and $86.7 million aggregate principal amount of the MTG Senior Notes outstanding. On October 8, 2021 and December 16, 2021, the Company completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.
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
We have implemented processes for systems under our control intended to mitigate risks; however, we can provide no guarantee that those risk mitigation measures will be effective. The Company has not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, the Company annually assesses its insurance policy and has determined not to purchase cyber related insurance. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of semiconductor solutions is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Competitors for technical talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements has both intensified and expanded competition. We have intensified our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price, or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.
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
In response to the COVID-19 pandemic, we modified our workplace practices globally, which resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy for our employees, where employees split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of the pandemic and our recent move to a hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home.

We face risks related to recession, inflation, stagflation and other economic conditions
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions, our customers may delay purchasing decisions or reduce their use of our services. Further, in the event of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. These components, supplies and commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such components, supplies and commodities (such as inflation or supply chain constraints).

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.
In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.2 billion of shares of stock have been repurchased under that program as of April 30, 2022. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases will be subject to, among other things: the best interests of our Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of April 30, 2022, there was $549.5 million remaining available for future stock repurchases of the authorization.

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
We cannot provide any assurances that any future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended April 30, 2022.

Issuer Purchases of Equity Securities

We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic.

The following table presents details of our share repurchases during the three months ended April 30, 2022 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
January 30, 2022 to February 26, 2022	—	$—	—	$564.5
February 27, 2022 to March 26, 2022	—	$—	—	$564.5
March 27, 2022 to April 30, 2022	0.3	$61.21	0.3	$549.5
Total	0.3	$61.21	0.3

(1)The monthly periods presented above for the three months ended April 30, 2022, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1.0 billion share repurchase plan with no fixed expiration. On October 16, 2018, we announced that our Board of Directors authorized a $700.0 million addition to the balance of our existing share repurchase plan. Our existing share repurchase program had approximately $304.0 million of repurchase authority remaining as of October 16, 2018 prior to the approval addition. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021

4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021

4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	000-30877	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	000-30877	10.3	12/8/2020

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022				Filed herewith

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice				Filed herewith

10.8#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.2	4/20/2021

10.8.1#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	333-255384	4.3	4/20/2021

10.8.2#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended December 1, 2020	10-Q	000-30877	10.6	12/4/2020

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021

10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.20#	Fiscal 2023 Named Executive Officer Compensation				Filed herewith

10.21#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description effective June 2016 and updated June 2020	10-Q	000-30877	10.1	8/28/2020

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

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

MARVELL TECHNOLOGY, INC.

Date: May 27, 2022	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)