Form 10-Q
period 2022-07-30
Marvell Technology, Inc.
filed 2022-08-26
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-40357
MARVELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3971597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 N. West Street, Suite 1200
Wilmington, Delaware 19801
(302) 295-4840
(Address of principal executive offices, zip code and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.002 per share	MRVL	The Nasdaq Global Select Market
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
The number of shares of common stock of the registrant outstanding as of August 19, 2022 was 852.6 million.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 30, 2022 and July 31, 2021	3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended July 30, 2022 and July 31, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022 and July 31, 2021	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 6.	Exhibits	65
	Signatures	69

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	July 30, 2022	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$617.1	$613.5
Accounts receivable, net	1,291.3	1,048.6
Inventories	913.1	720.3
Prepaid expenses and other current assets	93.5	111.0
Total current assets	2,915.0	2,493.4
Property and equipment, net	508.2	462.8
Goodwill	11,579.0	11,511.1
Acquired intangible assets, net	5,642.5	6,153.4
Deferred tax assets	310.5	493.5
Other non-current assets	1,206.9	994.4
Total assets	$22,162.1	$22,108.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490.3	$461.5
Accrued liabilities	823.6	622.6
Accrued employee compensation	188.4	241.3
Short-term debt	653.5	63.2
Total current liabilities	2,155.8	1,388.6
Long-term debt	3,947.4	4,484.8
Other non-current liabilities	528.7	533.1
Total liabilities	6,631.9	6,406.5
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,300.5	14,209.0
Retained earnings	1,228.0	1,491.4
Total stockholders’ equity	15,530.2	15,702.1
Total liabilities and stockholders’ equity	$22,162.1	$22,108.6

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net revenue	$1,516.9	$1,075.9	$2,963.8	$1,908.2
Cost of goods sold	730.9	704.1	1,426.9	1,118.2
Gross profit	786.0	371.8	1,536.9	790.0
Operating expenses:
Research and development	449.0	367.0	893.1	653.1
Selling, general and administrative	211.7	259.2	432.4	460.7
Legal settlement	85.0	—	100.0	—
Restructuring related charges	1.2	12.3	2.5	25.2
Total operating expenses	746.9	638.5	1,428.0	1,139.0
Operating income (loss)	39.1	(266.7)	108.9	(349.0)
Interest income	0.8	0.2	1.3	0.4
Interest expense	(39.8)	(33.8)	(76.1)	(68.9)
Other income, net	3.7	(1.7)	8.9	(0.5)
Interest and other income (loss), net	(35.3)	(35.3)	(65.9)	(69.0)
Income (loss) before income taxes	3.8	(302.0)	43.0	(418.0)
Provision (benefit) for income taxes	(0.5)	(25.6)	204.4	(53.4)
Net income (loss)	$4.3	$(276.4)	$(161.4)	$(364.6)

Comprehensive income (loss), net of tax	$4.3	$(276.4)	$(161.4)	$(364.6)

Net income (loss) per share - basic	$0.01	$(0.34)	$(0.19)	$(0.48)

Net income (loss) per share - diluted	$0.01	$(0.34)	$(0.19)	$(0.48)

Weighted-average shares:
Basic	850.9	821.1	849.4	757.2
Diluted	857.9	821.1	849.4	757.2
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	4.1	—	2.4	—	2.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(137.6)	—	(137.6)
Stock-based compensation	—	—	129.7	—	129.7
Repurchase of common stock	(0.3)	—	(15.0)	—	(15.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	(50.9)	(50.9)
Net loss	—	—	—	(165.7)	(165.7)
Balance at April 30, 2022	850.5	$1.7	$14,188.5	$1,274.8	$15,465.0
Issuance of common stock in connection with equity incentive plans	2.9	—	48.9	—	48.9
Tax withholdings related to net share settlement of restricted stock units	—	—	(34.1)	—	(34.1)
Stock-based compensation	—	—	147.2	—	147.2
Repurchase of common stock	(0.9)	—	(50.0)	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	(51.1)	(51.1)
Net income	—	—	—	4.3	4.3
Balance at July 30, 2022	852.5	$1.7	$14,300.5	$1,228.0	$15,530.2

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 30, 2021	675.4	$1.4	$6,331.0	$2,103.4	$8,435.8
Issuance of common stock in connection with equity incentive plans	2.2	—	0.5	—	0.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(68.3)	—	(68.3)
Stock-based compensation	—	—	92.7	—	92.7
Issuance of common stock in connection with acquisitions	129.2	0.3	5,910.9	—	5,911.2
Equity related issuance cost	—	—	(8.2)	—	(8.2)
Replacement equity awards attributable to pre-acquisition service	—	—	82.3	—	82.3
Conversion feature of convertible notes	—	—	244.2	—	244.2
Impact of repurchases of convertible notes	7.1	—	234.3	—	234.3
Conversion of convertible notes to common stock	2.5	—	59.7	—	59.7
Cash dividends declared and paid ($0.06 per share)	—	—	—	(40.6)	(40.6)
Net loss	—	—	—	(88.2)	(88.2)
Balance at May 1, 2021	816.4	$1.7	$12,879.1	$1,974.6	$14,855.4
Issuance of common stock in connection with equity incentive plans	2.9	—	40.2	—	40.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(42.0)	—	(42.0)
Stock-based compensation	—	—	122.3	—	122.3
Issuance of common stock in connection with acquisitions	0.1	—	6.6	—	6.6
Conversion of convertible notes to common stock	3.9	—	84.4	—	84.4
Cash dividends declared and paid ($0.06 per share)	—	—	—	(49.3)	(49.3)
Net loss	—	—	—	(276.4)	(276.4)
Balance at July 31, 2021	823.3	$1.7	$13,090.6	$1,648.9	$14,741.2

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net loss	$(161.4)	$(364.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152.6	118.0
Stock-based compensation	275.6	206.8
Amortization of acquired intangible assets	544.3	405.3
Amortization of inventory fair value adjustment associated with acquisitions	15.6	169.6
Other expense, net	24.2	66.1
Deferred income taxes	178.4	(51.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(239.7)	(149.2)
Prepaid expenses and other assets	(184.9)	(46.2)
Inventories	(207.1)	(82.2)
Accounts payable	3.9	0.6
Accrued employee compensation	(53.7)	(56.3)
Accrued liabilities and other non-current liabilities	178.5	(7.9)
Net cash provided by operating activities	526.3	208.4
Cash flows from investing activities:
Purchases of technology licenses	(4.2)	(6.6)
Purchases of property and equipment	(109.5)	(53.6)
Acquisitions, net of cash acquired	(98.6)	(3,600.2)
Other, net	—	(2.5)
Net cash used in investing activities	(212.3)	(3,662.9)
Cash flows from financing activities:
Repurchases of common stock	(65.0)	—
Proceeds from employee stock plans	51.4	40.3
Tax withholding paid on behalf of employees for net share settlement	(171.7)	(116.2)
Dividend payments to stockholders	(102.0)	(89.9)
Payments on technology license obligations	(71.2)	(67.3)
Proceeds from issuance of debt	200.0	3,806.1
Principal payments of debt	(151.9)	(275.0)
Payment for repurchases and settlement of convertible notes	—	(180.9)
Proceeds from capped calls	—	160.3
Payment of equity and debt financing costs	—	(11.8)
Net cash provided by (used in) financing activities	(310.4)	3,265.6
Net increase (decrease) in cash and cash equivalents	3.6	(188.9)
Cash and cash equivalents at beginning of period	613.5	748.5
Cash and cash equivalents at end of period	$617.1	$559.6
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended July 30, 2022, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2022 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 and those included in this Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2022 had a 52-week year. Fiscal 2023 is a 52-week year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, assets acquired and liabilities assumed in connection with acquisitions, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2022	% of Total	July 31, 2021	% of Total	July 30, 2022	% of Total	July 31, 2021	% of Total
Net revenue by end market:
Data center	$643.4	42%	$433.7	40%	$1,283.9	43%	$710.8	37%
Carrier infrastructure	285.2	19%	196.7	18%	537.2	18%	364.3	19%
Enterprise networking	340.3	22%	222.7	21%	626.9	21%	397.5	21%
Consumer	164.4	11%	165.4	16%	342.9	12%	332.1	18%
Automotive/industrial	83.6	6%	57.4	5%	172.9	6%	103.5	5%
	$1,516.9		$1,075.9		$2,963.8		$1,908.2

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2022	% of Total	July 31, 2021	% of Total	July 30, 2022	% of Total	July 31, 2021	% of Total
Net revenue based on destination of shipment:
China	$693.6	46%	$488.3	45%	$1,337.6	45%	$829.4	43%
United States	185.0	12%	123.2	11%	334.5	11%	210.6	11%
Malaysia	113.9	8%	72.4	7%	195.1	7%	131.0	7%
Thailand	74.9	5%	83.0	8%	174.2	6%	160.8	8%
Japan	71.1	5%	56.4	5%	138.1	5%	100.2	5%
Singapore	67.1	4%	58.4	5%	117.2	4%	109.9	6%
Taiwan	61.3	4%	29.0	3%	114.9	4%	57.6	3%
Philippines	46.9	3%	55.7	5%	98.8	3%	103.3	5%
Other	203.1	13%	109.5	11%	453.4	15%	205.4	12%
	$1,516.9		$1,075.9		$2,963.8		$1,908.2

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 30, 2022	% of Total	July 31, 2021	% of Total	July 30, 2022	% of Total	July 31, 2021	% of Total
Net revenue by customer type:
Direct customers	$976.0	64%	$820.8	76%	$1,969.9	66%	$1,391.1	73%
Distributors	540.9	36%	255.1	24%	993.9	34%	517.1	27%
	$1,516.9		$1,075.9		$2,963.8		$1,908.2

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the six months ended July 30, 2022 that was included in deferred revenue balance at January 29, 2022 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 4. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at July 30, 2022 and January 29, 2022 (in millions):

	July 30, 2022	January 29, 2022
Face Value Outstanding:
2024 Term Loan - 3 Year Tranche	$735.0	$735.0
2026 Term Loan - 5 Year Tranche	831.2	853.1
Term Loan Total	1,566.2	1,588.1
2020 Revolving Credit Facility	70.0	—
Revolving Credit Facility Total	70.0	—
4.200% MTG/MTI 2023 Senior Notes	500.0	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
2.950% 2031 Senior Notes	750.0	750.0
Senior Notes Total	2,999.9	2,999.9
Total borrowings	$4,636.1	$4,588.0
Less: Unamortized debt discount and issuance cost	(35.2)	(40.0)
Net carrying amount of debt	$4,600.9	$4,548.0
Less: Current portion (1)	653.5	63.2
Non-current portion	$3,947.4	$4,484.8

(1)As of July 30, 2022, the current portion of outstanding debt includes the MTG/MTI 2023 Senior Notes and the portion of the 2026 Term Loan - 5 Year Tranche, which are due within twelve months, and the outstanding balance of the 2020 Revolving Credit Facility. The Company intends to repay the amount with operating cash flow. The weighted average interest rate on short-term debt outstanding at July 30, 2022 and January 29, 2022 was 4.011% and 1.485%, respectively.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

2024 and 2026 Term Loans

On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A (the “2024 and 2026 Term Loan Agreement”) in order to finance the merger with Inphi. The 2024 and 2026 Term Loan Agreement provides for borrowings of $1.75 billion consisting of: (i) $875.0 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875.0 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”).

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 2.936% as of July 30, 2022. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 3.245% as of July 30, 2022. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the six months ended July 30, 2022, the Company repaid $21.8 million of the principal outstanding of the 5-Year Tranche Loan.

The 2024 and 2026 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of July 30, 2022, the Company has $1.6 billion Term Loan borrowings outstanding, and is in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (the “2020 Revolving Credit Facility”) with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty. During the quarter ended July 30, 2022, the Company drew down $200.0 million on the 2020 Revolving Credit Facility of which $130.0 million was repaid in the same quarter and $70.0 million of aggregate principal amount of borrowings remained outstanding at July 30, 2022. The Company intends to repay the outstanding amount during the third quarter of fiscal 2023. As of July 30, 2022, $680.0 million of the $750.0 million of the 2020 Revolving Credit Facility was undrawn and will be available for draw down through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at July 30, 2022.

The 2020 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan covenants discussed above.

The Company currently carries debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2024 and 2026 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

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

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of July 30, 2022, the Company had $2.0 billion Senior Notes borrowings outstanding.

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

As of July 30, 2022, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

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

Inphi Capped Calls

In connection with the issuance of each of the Inphi Convertible Notes, Inphi entered into capped call transactions (the “Inphi 2021 Capped Calls” and the “Inphi 2025 Capped Calls,” collectively, the “Inphi Capped Calls”) in private transactions. In connection with the Inphi acquisition, the Company entered into unwind agreements related to the Inphi Capped Calls. Under the unwind agreements, the Company and the counterparties agreed to settle a portion of Inphi Capped Calls for a fixed payment of $74.1 million, which were settled on April 23, 2021. The remaining Inphi Capped Calls provided for variable cash settlement based on the Company’s stock price. The Company reports cash flows from capped calls in cash flows from financing activities. In connection with the Exchange Agreements (discussed below), a portion of the remaining Inphi Capped Calls were settled for $35.5 million on April 29, 2021. As of July 30, 2022, there was no outstanding balance of Inphi Capped Calls.

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

Interest Expense and Future Contractual Maturities

During the three and six months ended July 30, 2022, the Company recognized $37.4 million and $70.3 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

During the three and six months ended July 31, 2021, the Company recognized $30.9 million and $53.0 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

As of July 30, 2022, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$113.7
2024	587.5
2025	844.4
2026	131.2
2027	959.4
Thereafter	1,999.9
Total	$4,636.1

Note 5. Commitments and Contingencies

Warranty Obligations

The Company’s products carry a standard one-year warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The Company’s warranty expense has not been material in the periods presented.

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test & assembly partners, and technology license fee obligations.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Total future unconditional purchase commitments as of July 30, 2022 are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2023	$828.4	$76.3
2024	445.9	165.0
2025	543.1	109.9
2026	532.7	32.9
2027	374.6	34.9
Thereafter	714.1	193.5
Total unconditional purchase commitments	$3,438.8	$612.5

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year due to the current global supply shortage environment. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from four to ten years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitments, the agreements either require the Company to pay a fee for the difference between the actual purchases and the purchase commitment or lose priority to reserved capacity for a period of time. The Company currently estimates that it has agreed to purchase level commitments of at least $2.7 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2023 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $226.4 million for the remainder of fiscal 2023 through fiscal 2026. Such purchase commitments are summarized in the preceding table.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

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

In the first quarter of fiscal 2023, the Company reserved $15.0 million in relation to an on-going contractual dispute with a customer; this dispute remained unresolved as of April 30, 2022, the last day of the Company’s first fiscal quarter. After the end of the second quarter of fiscal 2023, but before filing this report on Form 10-Q, the Company reached an agreement in principle to fully resolve this dispute under which the Company will pay $100.0 million in cash over several quarters, for which an additional $85.0 million was accrued in the second quarter of fiscal 2023.

The Company is currently unable to predict the final outcome of its other pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The ultimate outcome of Legal Matters involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial statements, results of operations or cash flows.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-K for the year ended January 29, 2022. There have been no measurement period adjustments during the six months ended July 30, 2022.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows (in millions):

	Previously Reported January 29, 2022 (Provisional)	Measurement Period Adjustment	July 30, 2022
Cash and cash equivalents	$72.3	$—	$72.3
Accounts receivable, net	99.7	—	99.7
Inventories	270.4	—	270.4
Prepaid expenses and other current assets	213.3	—	213.3
Property and equipment, net	98.5	—	98.5
Acquired intangible assets, net	4,420.0	—	4,420.0
Other non-current assets	98.8	(2.2)	96.6
Goodwill	5,686.2	2.2	5,688.4
Accounts payable and accrued liabilities	(189.8)	—	(189.8)
Convertible debt – short-term	(313.7)	—	(313.7)
Convertible debt – long-term	(240.3)	—	(240.3)
Other non-current liabilities	(297.9)	—	(297.9)
Total merger consideration	$9,917.5	$—	$9,917.5

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

The Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense. The Company also incurred $39.8 million of aggregate debt financing costs. As of July 30, 2022, $3.8 million is included in short-term debt, and $26.5 million is included in long-term debt on the accompanying unaudited condensed consolidated balance sheets. See “Note 4 – Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets.

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

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Innovium and Inphi had been acquired as of the beginning of fiscal 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited condensed consolidated results of operations of the combined business had the Innovium and Inphi acquisitions actually occurred at the beginning of fiscal 2021 or of the results of our future operations of the combined business.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Six Months Ended
July 31, 2021
Pro forma net revenue	$2,082.8
Pro forma net loss	$(255.3)

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

In the second quarter of fiscal 2023, the Company purchased IPR&D as well as hired technical staff to expand engineering resources for purchase consideration of $60.1 million of which $40.0 million was allocated to goodwill. In the first quarter of fiscal 2023, the Company completed the acquisition of two semiconductor design services companies located in India, for purchase consideration of $33.7 million, primarily for the purpose of expanding engineering resources to address customer design opportunities, of which $25.8 million was allocated to goodwill. The carrying value of goodwill as of July 30, 2022 and January 29, 2022 is $11.6 billion and $11.5 billion, respectively. See “Note 6 – Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

As of July 30, 2022 and January 29, 2022, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	July 30, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,970.0	$(1,673.8)	$3,296.2	4.94
Customer contracts and related relationships	2,179.0	(683.9)	1,495.1	4.72
Trade names	66.0	(25.8)	40.2	3.52
Total acquired amortizable intangible assets	$7,215.0	$(2,383.5)	$4,831.5	4.86
IPR&D	811.0	—	811.0	n/a
Total acquired intangible assets	$8,026.0	$(2,383.5)	$5,642.5

	January 29, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,744.1	$(1,333.7)	$3,410.4	5.17
Customer contracts and related relationships	2,184.0	(519.6)	1,664.4	5.21
Trade names	73.0	(26.2)	46.8	3.95
Order backlog	70.0	(67.2)	2.8	0.03
Total acquired amortizable intangible assets	$7,071.1	$(1,946.7)	$5,124.4	5.17
IPR&D	1,029.0	—	1,029.0	n/a
Total acquired intangible assets	$8,100.1	$(1,946.7)	$6,153.4

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

Amortization expense for acquired intangible assets for the three and six months ended July 30, 2022 was $271.8 million and $544.3 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended July 31, 2021 was $276.7 million and $405.3 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of July 30, 2022 (in millions):

Fiscal Year	Amount
Remainder of 2023	$537.8
2024	1,069.1
2025	1,016.5
2026	968.4
2027	817.4
Thereafter	422.3
$4,831.5

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at July 30, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$176.6	$—	$176.6
Other non-current assets:
Marketable equity investments	2.0	—	—	2.0
Severance pay fund	—	0.7	—	0.7
Total assets	$2.0	$177.3	$—	$179.3

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of July 30, 2022, non-marketable equity investments had a carrying value of $36.0 million and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 29, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$177.6	$—	$177.6
Other non-current assets:
Marketable equity investments	1.2	—	—	1.2
Severance pay fund	—	0.7	—	0.7
Total assets	$1.2	$178.3	$—	$179.5

Fair Value of Debt

The Company classified the 2024 and 2026 Term Loans, the 2020 Revolving Credit Facility, the 2023 Notes, the 2026 Notes, 2028 Notes, and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2024 and 2026 Term Loans and the 2020 Revolving Credit Facility approximate their fair value as the 2024 and 2026 Term Loans and the 2020 Revolving Credit Facility are carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $2.8 billion at July 30, 2022 and $3.0 billion at January 29, 2022, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 - Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $1.2 million and $2.5 million for the three and six months ended July 30, 2022, respectively. The Company expects to complete these restructuring actions by the end of fiscal 2024.

In prior years, the Company initiated restructuring plans in order to realign the organization and enable further investment in key priority areas. Restructuring charges were mainly comprised of severance and other one-time termination benefits, facility closures where sites were redundant within the same region or no longer suitably sized for the local employee base, and other costs. These plans are substantially complete. The Company recorded restructuring related charges of $12.3 million and $25.2 million for the three and six months ended July 31, 2021, respectively.

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

On April 20, 2021, the Company completed its acquisition of Inphi Corporation. Since closing of this transaction, the parent company has been domiciled in the United States and not Bermuda. Therefore, for periods after closing, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires for GILTI income to be included in the taxable income of U.S. entities, and which may adversely impact future effective tax rates and tax liabilities.

The Company recorded an income tax benefit of $0.5 million and a tax expense of $204.4 million for the three- and six-months ended July 30, 2022, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits for excess deductions on stock-based compensation and the discrete impact of the remeasurement of the Company’s Singapore deferred taxes upon extension of the Company’s tax incentive in Singapore (see below).

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. No tax incentive benefits have been recorded for the three- and six-months ended July 30, 2022. In the first quarter of our current fiscal year, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. As a result, the Company expects to continue to enjoy a reduced DEI tax rate on its future qualifying income in Singapore. To retain these DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. As a result of the DEI extension, the Company remeasured its Singapore net deferred tax assets that are scheduled to reverse during these future periods at the new incentive tax rate that the Company expects to apply during these periods, which resulted in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding deferred income tax expense during the first quarter of fiscal 2023.

The amount of unrecognized tax benefits could increase or decrease due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. It is reasonably possible that our uncertain tax positions may be reduced by as much as $7.9 million within the next 12 months as a result of settlements or the lapses of statutes of limitation. The Company is currently under audit in certain U.S. State and non-U.S. taxing jurisdictions. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s principal source of liquidity as of July 30, 2022 consisted of approximately $617.1 million of cash and cash equivalents, of which approximately $431.3 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $363.7 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 11. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Net income (loss)	$4.3	$(276.4)	$(161.4)	$(364.6)
Denominator:
Weighted-average shares — basic	850.9	821.1	849.4	757.2
Effect of dilutive securities:
Share-based awards	7.0	—	—	—
Weighted-average shares — diluted	857.9	821.1	849.4	757.2
Net income (loss) per share:
Basic	$0.01	$(0.34)	$(0.19)	$(0.48)
Diluted	$0.01	$(0.34)	$(0.19)	$(0.48)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted-average shares outstanding:
Share-based awards	11.8	18.7	13.8	17.6
Convertible debt	—	0.6	—	1.1

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three months ended July 31, 2021, and the six months ended July 30, 2022 and July 31, 2021 due to the net losses reported in those periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	July 30, 2022	January 29, 2022
Inventories:
Work-in-process	$707.7	$578.9
Finished goods	205.4	141.4
Inventories	$913.1	$720.3

The inventory balance at July 30, 2022 and January 29, 2022 includes $23.1 million and $38.7 million respectively related to the remaining inventory fair value adjustment from the Innovium acquisition.

	July 30, 2022	January 29, 2022
Property and equipment, net:
Machinery and equipment	$984.4	$895.4
Land, buildings, and leasehold improvements	294.1	293.6
Computer software	111.4	109.1
Furniture and fixtures	30.6	30.1
	1,420.5	1,328.2
Less: Accumulated depreciation	(912.3)	(865.4)
Property and equipment, net	$508.2	$462.8

	July 30, 2022	January 29, 2022
Other non-current assets:
Technology and other licenses	$502.1	$490.2
Prepaid ship and debit	342.3	215.9
Operating right-of-use assets	135.6	142.0
Prepayments on supply capacity reservation agreements	132.6	54.6
Non-marketable equity investments	36.0	30.7
Other	58.3	61.0
Other non-current assets	$1,206.9	$994.4

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	July 30, 2022	January 29, 2022
Accrued liabilities:
Variable consideration estimates (1)	$387.0	$258.6
Technology license obligations	124.5	84.2
Accrued legal reserve	105.1	8.5
Lease liabilities - current portion	37.4	38.2
Deferred non-recurring engineering credits	34.4	71.2
Deferred revenue	28.9	39.0
Accrued royalty	22.0	17.4
Accrued interest payable	21.5	20.1
Accrued income tax payable	16.6	23.3
Other	46.2	62.1
Accrued liabilities	$823.6	$622.6
(1) Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	July 30, 2022	January 29, 2022
Other non-current liabilities
Technology license obligations	$297.1	$304.3
Lease liabilities - non current	131.7	140.3
Non-current income tax payable	35.8	35.0
Deferred tax liabilities	35.6	34.5
Other	28.5	19.0
Other non-current liabilities	$528.7	$533.1

Accumulated Other Comprehensive Income (Loss)

For the three and six months ended July 30, 2022 and July 31, 2021, there were no reconciling differences between net income (loss) and comprehensive income (loss).

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan with no fixed expiration. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing share repurchase program. As of July 30, 2022, there was $499.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company resumed its stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During the three months ended July 30, 2022, the Company repurchased 0.9 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan. During the six months ended July 30, 2022, the Company repurchased 1.2 million shares of its common stock for $65.0 million, including 0.9 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. There were no share repurchases during the three and six months ended July 31, 2021. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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
•risks related to changes in general economic conditions such as economic slowdowns, inflation, stagflation, rising interest rates, and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to our ability to successfully integrate and to realize anticipated benefits or synergies, on a timely basis or at all, in connection with our past, current, or any future acquisitions, divestitures, significant investments or strategic transactions;
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
•risks related to any current and future litigation, regulatory investigations, and contractual disputes with customers that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the infrastructure market or other end markets;
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

•risks related to the potential impact of a significant events or natural disasters, or the effects of climate change (such as droughts, flooding, wildfires, increased storm severity, sea level rise, and power outages), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third-party manufacturing partners or suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our Environmental, Social and Governance (ESG) programs;
•risks related to severe financial hardship or bankruptcy or other attrition of one or more of our major customers, particularly as our major customers comprise an increasing percentage of our revenue; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs, failure to pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs due to us.

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

Net revenue in the second quarter of fiscal 2023 was $1.5 billion and was 41% higher than net revenue of $1.1 billion in the second quarter of fiscal 2022. This was due to an increase in sales from a majority of our end markets. Revenue increased from the data center end market by 48%, from the carrier infrastructure end market by 45%, from the enterprise networking end market by 53%, and from the automotive/industrial end market by 46% compared to the three months ended July 31, 2021. The sales from the consumer end market were relatively flat for the three months ended July 30, 2022 compared to the three months ended July 31, 2021. The overall increase in net revenue of 41% was primarily driven by an increase in demand for our products that led to higher unit shipments. In addition, our average selling prices increased year-over-year driven by relatively higher sales of products which had higher content and more features.

In response to increased demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we are continuing to experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our products. To secure additional capacity, we entered into and continue to enter into capacity reservation arrangements with certain foundries and test & assembly partners. See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Securing capacity for growth remains a high priority for our operations team, even as this supply expansion comes with an increase in input costs. As we have done throughout this period of supply constraints, we are working with our customers to adjust prices to offset the impact of these cost increases, which lets us jointly benefit from sustained growth.

We continue to monitor the impact of COVID-19 on our business. While our offices around the world generally remained open to enable critical on-site business functions in accordance with local government guidelines, in response to the COVID-19 pandemic we modified our workplace practices globally, which resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy where most employees split their time between home and the office. We expect COVID-19 to continue to impact our business, for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.”

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

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During the six months ended July 30, 2022, we repurchased 1.2 million shares of our common stock for $65.0 million, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan during the second quarter of fiscal 2023. As of July 30, 2022, there was $499.5 million remaining available for future stock repurchases.

As of July 30, 2022, a total of 309.3 million shares have been repurchased to date under our current and previous share repurchase programs for an aggregate total of $4.3 billion in cash. We returned $167.0 million to stockholders in the six months ended July 30, 2022, including our repurchases of common stock and $102.0 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $617.1 million at July 30, 2022, which was $3.6 million higher than our balance at our fiscal year ended January 29, 2022 of $613.5 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at July 30, 2022, who comprise a total of 56% of gross accounts receivable, compared with six customers at July 31, 2021, who represented 51% of gross accounts receivable, respectively. This presentation is at the customer consolidated level. During the three and six months ended July 30, 2022 and July 31, 2021, there was no net revenue attributable to a single customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to a distributor whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Distributor:
Distributor A	24%	15%	22%	17%

We continuously monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 76% of our net revenue in the three and six months ended July 30, 2022, and approximately 80% of net revenue in the three and six months ended July 31, 2021. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended July 30, 2022 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.2	65.4	48.1	58.6
Gross profit	51.8	34.6	51.9	41.4
Operating expenses:
Research and development	29.6	34.1	30.1	34.2
Selling, general and administrative	14.0	24.1	14.6	24.1
Legal settlement	5.6	—	3.4	—
Restructuring related charges	0.1	1.1	0.1	1.3
Total operating expenses	49.3	59.3	48.2	59.6
Operating income (loss)	2.5	(24.7)	3.7	(18.2)
Interest income	0.1	—	—	—
Interest expense	(2.6)	(3.1)	(2.6)	(3.6)
Other income (loss), net	0.2	(0.2)	0.3	—
Income (loss) before income taxes	0.2	(28.0)	1.4	(21.8)
Provision (benefit) for income taxes	—	(2.4)	6.9	(2.8)
Net income (loss)	0.2%	(25.6)%	(5.5)%	(19.0)%

Three and six months ended July 30, 2022 and July 31, 2021

Net Revenue

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Net revenue	$1,516.9	$1,075.9	41.0%	$2,963.8	$1,908.2	55.3%

Our net revenue for the three months ended July 30, 2022 increased by $441.0 million compared to net revenue for the three months ended July 31, 2021. This was due to an increase in sales from a majority of our end markets. Revenue increased from the data center end market by 48%, from the carrier infrastructure end market by 45%, from the enterprise networking end market by 53%, and from the automotive/industrial end market by 46% compared to the three months ended July 31, 2021. The sales from the consumer end market were relatively flat for the three months ended July 30, 2022 compared to the three months ended July 31, 2021.

Our net revenue for the six months ended July 30, 2022 increased by $1.1 billion compared to net revenue for the six months ended July 31, 2021. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 81%, from the carrier infrastructure end market by 47%, from the enterprise networking end market by 58%, from the consumer end market by 3%, and from the automotive/industrial end market by 67% compared to the six months ended July 31, 2021.

The overall increases in net revenue of 41% for the three months was primarily driven by an increase in demand for our products that led to higher unit shipment. The overall increase in net revenue of 55% for the six months was primarily driven by an increase in demand for our products and the year-over-year impact of acquisitions in fiscal 2022, with both factors contributing to higher unit shipments. In addition, our average selling prices increased year-over-year driven by relatively higher sales of products which had higher content and more features.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Cost of goods sold	$730.9	$704.1	3.8%	$1,426.9	$1,118.2	27.6%
% of net revenue	48.2%	65.4%		48.1%	58.6%
Gross profit	$786.0	$371.8	111.4%	$1,536.9	$790.0	94.5%
% of net revenue	51.8%	34.6%		51.9%	41.4%

Cost of goods sold as a percentage of net revenue decreased for the three and six months ended July 30, 2022 compared to the three and six months ended July 31, 2021, which is primarily due to lower amortization of inventory fair value adjustment. As a result, gross margin for the three and six months ended July 30, 2022 increased 17.2 and 10.5 percentage points compared to the three and six months ended July 31, 2021.

Research and Development

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Research and development	$449.0	$367.0	22.3%	$893.1	$653.1	36.7%
% of net revenue	29.6%	34.1%		30.1%	34.2%

Research and development expense increased by $82.0 million in the three months ended July 30, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to $76.9 million of higher employee personnel-related costs as a result of headcount increases including new employees from our recent acquisitions.

Research and development expense increased by $240.0 million in the six months ended July 30, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to additional costs from our acquisitions of Inphi and Innovium in fiscal 2022, including $202.0 million of higher employee personnel-related costs recognized in the current period.

Selling, general and administrative

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Selling, general and administrative	$211.7	$259.2	(18.3)%	$432.4	$460.7	(6.1)%
% of net revenue	14.0%	24.1%		14.6%	24.1%

Selling, general and administrative expense decreased by $47.5 million in the three months ended July 30, 2022 compared to the three months ended July 31, 2021. The decrease was primarily due to $30.3 million of lower integration costs associated with our acquisition of Inphi in fiscal 2022 and $21.5 million of lower intangibles amortization expense related to intangibles that were fully amortized during the first quarter of fiscal 2023. The decrease was partially offset by $2.5 million of higher employee personnel-related costs as a result of headcount increases including new employees from our recent acquisitions.

Selling, general and administrative expense decreased by $28.3 million in the six months ended July 30, 2022 compared to the six months ended July 31, 2021. The decrease was reflective of $65.5 million of lower transaction and integration costs associated with our acquisition of Inphi and $32.1 million of lower stock based compensation expense mainly related to accelerated vesting of Inphi equity awards incurred in the prior year when the deal was closing. The decrease was partially offset by $41.7 million of higher intangibles amortization expense and $17.6 million of higher employee personnel-related costs associated with our acquisitions of Inphi and Innovium in fiscal 2022, as well as acquisitions in the current period.

Legal Settlement

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Legal settlement	$85.0	$—	*	$100.0	$—	*
% of net revenue	5.6%	—%		3.4%	—%
*Not meaningful

We recorded a charge of $85.0 million and $100.0 million in the three and six months ended July 30, 2022 related to a settlement in principle of a contractual dispute. Refer to “Note 5 - Commitments and Contingencies” for further information.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Restructuring related charges	$1.2	$12.3	(90.2)%	$2.5	$25.2	(90.1)%
% of net revenue	0.1%	1.1%		0.1%	1.3%

We recognized $1.2 million and $2.5 million of total restructuring related charges in the three and six months ended July 30, 2022 as we continue to evaluate our existing operations to increase operational efficiency, decrease costs, and increase profitability. See “Note 9 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Interest income	$0.8	$0.2	300.0%	$1.3	$0.4	225.0%
% of net revenue	0.1%	—%		—%	—%

Interest income increased by $0.6 million and $0.9 million in the three and six months ended July 30, 2022 compared to the three and six months ended July 31, 2021 due to higher interest rates on our invested cash.

Interest Expense

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Interest expense	$(39.8)	$(33.8)	17.8%	$(76.1)	$(68.9)	10.4%
% of net revenue	(2.6)%	(3.1)%		(2.6)%	(3.6)%

Interest expense increased by $6.0 million and $7.2 million in the three and six months ended July 30, 2022 compared to the three and six months ended July 31, 2021. The increase was primarily due to higher interest expense and amortization of debt issuance costs associated with the 2024 and 2026 Term Loans and 2026, 2028 and 2031 Senior Notes, partially offset by prior period costs associated with the bridge loan termination.

Other Income, Net

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Other income, net	$3.7	$(1.7)	(317.6)%	$8.9	$(0.5)	(1,880.0)%
% of net revenue	0.2%	(0.2)%		0.3%	—%

Other income, net, increased by $5.4 million and $9.4 million in the three months and six months ended July 30, 2022 compared to the three and six months ended July 31, 2021. The increase was primarily due to gain from equity investments.

Provision (benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$(0.5)	$(25.6)	(98.0)%	$204.4	$(53.4)	(482.8)%

Our income tax benefit for the three months ended July 30, 2022 was $0.5 million compared to a tax benefit of $25.6 million for the three months ended July 31, 2021. Our income tax benefit $0.5 million for the three months ended July 30, 2022 differed from the 21% federal income tax rate, primarily because of discrete income tax benefits for stock-based compensation. Our income tax benefit for the three months ended July 31, 2021 differed from the U.S. federal tax rate of 21% primarily because of the recognition of a $10.0 million tax benefit for tax basis on the transfer of certain intellectual property from the Inphi acquisition to a subsidiary in Singapore as well as discrete tax benefits related to stock-based compensation.

Our income tax expense for the six months ended July 30, 2022, was $204.4 million compared to a tax benefit of $53.4 million for the six months ended July 31, 2021. Our income tax expense of $204.4 million for the six months ended July 30, 2022, differs from the federal statutory tax rate of 21% primarily due to the $213.6 million tax impact of the remeasurement of deferred taxes in Singapore, offset by the recognition of discrete tax benefits related to stock-based compensation. Our income tax benefit of $53.4 million for the quarter ended July 31, 2021, differed from the 21% federal statutory tax rate primarily because of the recognition of a $10.0 million tax benefit attributable to Singapore tax basis in intellectual property, tax benefits related to stock-based compensation, and benefits from expirations of the statutes of limitations related to certain previously unrecognized tax benefits that were recorded in prior periods.

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

Liquidity and Capital Resources

Our principal source of liquidity as of July 30, 2022 consisted of approximately $617.1 million of cash and cash equivalents, of which approximately $431.3 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 10 – Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

In December 2020, to fund the Inphi acquisition, we executed a debt agreement to obtain a 3-year term loan of $875.0 million and a 5-year term loan of $875.0 million. For the six months ended July 30, 2022, we repaid $21.8 million of the principal outstanding of the 5-year term loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility (“2020 Revolving Credit Facility”). During the quarter ended July 30, 2022, we drew down $200.0 million on the 2020 Revolving Credit Facility of which $130.0 million was repaid in the same quarter and $70.0 million of aggregate principal amount of borrowings remained outstanding at July 30, 2022.

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

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the six months ended July 30, 2022 was $526.3 million. We had a net loss of $161.4 million adjusted for the following non-cash items: amortization of acquired intangible assets of $544.3 million, stock-based compensation expense of $275.6 million, deferred income tax expense of $178.4 million, depreciation and amortization of $152.6 million, amortization of inventory fair value adjustment associated with the Innovium acquisition of $15.6 million, and $24.2 million net loss from other non-cash items. Cash outflow from working capital of $503.0 million for the six months ended July 30, 2022 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets and decrease in accrued employee compensation, partially offset by increases in accrued liabilities and other non-current liabilities and accounts payable. The increase in accounts receivable was primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory was to better support unfulfilled backlog, future customer demand and new product ramps. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements. The decrease in accrued employee compensation was due to bonus payout. The increase in accrued liabilities and other non-current liabilities was mainly due to an accrual related to a settlement in principle of a contractual dispute and an increase in ship and debit claim reserve due to price increase and stock replenishment. The increase in accounts payable was mainly due to timing of payments.

Net cash flow provided by operating activities for the six months ended July 31, 2021 was $208.4 million. We had a net loss of $364.6 million adjusted for the following non-cash items: amortization of acquired intangible assets of $405.3 million, stock-based compensation expense of $206.8 million, amortization of inventory fair value adjustment associated with the Inphi acquisition of $169.6 million, depreciation and amortization of $118.0 million, deferred income tax benefit of $51.6 million, and $66.1 million net loss from other non-cash items. Cash outflow from working capital of $341.2 million for the six months ended July 31, 2021 was primarily driven by an increase in accounts receivable and inventory and a decrease in accrued employee compensation. The increase in accounts receivable was primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory was to better support unfulfilled backlog, future customer demand and new product ramps. The decrease in accrued employee compensation was due to our annual bonus payment.

Cash Flows from Investing Activities

For the six months ended July 30, 2022, net cash used in investing activities of $212.3 million was primarily driven by purchases of property and equipment of $109.5 million, net cash paid for business acquisitions of $98.6 million, and purchases of technology licenses of $4.2 million.

For the six months ended July 31, 2021, net cash used in investing activities of $3.7 billion was primarily driven by the net cash paid to acquire Inphi of $3.6 billion, purchases of property and equipment of $53.6 million and purchases of technology licenses of $6.6 million.

Cash Flows from Financing Activities

For the six months ended July 30, 2022, net cash used in financing activities of $310.4 million was primarily attributable to $171.7 million tax withholding payments on behalf of employees for net share settlements, $151.9 million repayment of debt, $102.0 million for payment of our quarterly dividends, $71.2 million payments for technology license obligations, and $65.0 million of repurchases of common stock, partially offset by $200.0 million drawdown from 2020 Revolving Credit Facility and $51.4 million proceeds from employee stock plans.

For the six months ended July 31, 2021, net cash provided by financing activities of $3.3 billion was primarily attributable to proceeds from issuance of debt of $3.8 billion, proceeds from capped calls of $160.3 million, partially offset by $275.0 million repayment of debt principal, $180.9 million of repurchase and settlement of convertible notes, $116.2 million tax withholding payments on behalf of employees for net share settlements, $89.9 million for payment of our quarterly dividends and $67.3 million payments for technology license obligations.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. We also discuss updates of our significant commitments in “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the six months ended July 30, 2022.

Indemnification Obligations

See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2024 and 2026 Term Loans and 2020 Revolving Credit Facility. See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $15.3 million.

We currently carry debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2024 and 2026 Term Loans and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at July 30, 2022, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While our offices around the world generally remained open to enable critical on-site business functions in accordance with local government guidelines, in response to the COVID-19 pandemic we modified our workplace practices globally, which resulted in many of our employees working remotely for extended periods of time. As a result, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy where most employees split their time between home and the office. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

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
•risks related to changes in general economic conditions such as economic slowdowns, inflation, stagflation, rising interest rates, and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to our ability to successfully integrate and to realize anticipated benefits or synergies, on a timely basis or at all, in connection with our past, current, or any future acquisitions, divestitures, significant investments or strategic transactions;
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
•risks related to any current and future litigation, regulatory investigations, or contractual disputes with customers contractual disputes with customers that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the infrastructure market or other end markets;
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
•risks related to the potential impact of a significant events or natural disasters, or the effects of climate change (such as droughts, flooding, wildfires, increased storm severity, sea level rise, and power outages), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third-party manufacturing partners or suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our Environmental, Social and Governance (ESG) programs;
•risks related to severe financial hardship or bankruptcy or other attrition of one or more of our major customers, particularly as our major customers comprise an increasing percentage of our revenue; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs, failure to pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs due to us.
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
Our business has been, and will continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global and domestic macroeconomic effects, the COVID-19 pandemic and related adverse public health measures have caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, testing, and packaging activities or the operations of our manufacturing partners, suppliers, distributors, sub-contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. For example, we were impacted by COVID outbreaks in Asia during the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.

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
We have experienced and expect to continue to experience disruptions to our business operations resulting from work from home, quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs, innovate, work together in teams and collaborate and such disruptions could impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. See the Risk Factor entitled “If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.” These disruptions may also impact our ability to win in time sensitive competitive bidding selection processes. See the Risk Factor entitled “We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.” In addition, work from home, quarantines, self-isolations, continuing macroeconomic related uncertainty or caring for family members may result in heavy psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. Moreover, many of our employees have expressed a preference to continue to work from home two to three days a week post-pandemic. In response, we adopted a hybrid work policy for our employees, where employees split their time between home and the office. See the Risk Factor entitled “We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.”
We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic including our vaccination policies.
Our ongoing efforts to manage these impacts may be unsuccessful, and the ultimate impact of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of the COVID-19 pandemic, the availability, widespread distribution, and use of safe and effective vaccines or treatments and the actions taken to contain its spread and mitigate its public health and economic effects. Due to the continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.
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

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures subject us to significant risks, any of which could harm our business.
Our long-term strategy has included in the past and may continue to include in the future identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities.

Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges. Given that our resources are limited, any decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions or making other capital allocation decisions that could help us achieve our strategic objectives.
Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our stock to finance an acquisition, such as our acquisition of Innovium in October 2021, will result in an increase in the number of outstanding shares of stock and reduce the ownership percentage of each of our outstanding stockholders.
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
If we fail to complete a transaction, we may nonetheless have incurred significant expenses in connection with such transaction. Failure to complete a transaction may result in negative publicity and a negative perception of us among the investment community.
For all these reasons, our pursuit of an acquisition, investment, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

Recent or potential future acquisitions involve a number of risks, including, among others, those associated with our use of a significant portion of our cash and other financial risks.
We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Inphi, which was completed in fiscal 2022. Our use of cash to fund our acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the financing agreements in connection with our outstanding indebtedness contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. Our indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. See also, “We are subject to risks related to our debt obligations.”

WE ARE VULNERABLE TO PRODUCT DEVELOPMENT AND MANUFACTURING-RELATED RISKS

We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business.
We do not have our own manufacturing, assembly or packaging facilities and have very limited in-house testing facilities. Therefore, we currently rely on several third-party manufacturing partners to produce our products. We also currently rely on several third-party assembly, testing and packaging subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

Regional Concentration
Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly, testing and packaging facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of these third-party foundries, as well as our assembly, testing and packaging subcontractors, we are exposed to the risk that their operations may be disrupted by regional events including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. For example, we were impacted by COVID outbreaks in Asia in the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are very limited numbers of alternative foundries capable of producing advanced technologies and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.
No Guarantee of Capacity or Supply
The ability of each of our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with certain exceptions our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience water shortages, power outages or labor shortages, or, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.
There are a very limited number of foundries and consolidation of the foundries that provide services to us or to the semiconductor industry due to bankruptcy or through business combinations, including mergers, asset acquisitions and strategic partnerships which may adversely impact us. A foundry, supplier or other manufacturing partner could become unavailable to us if it is acquired by a competitor or a large company that may change the scope of the offerings. For example, Intel Corporation announced in February 2022 of its intent to acquire Tower Semiconductor. Or a foundry may not be suitable for us if it does not invest in, or have the ability to manufacture, advanced technologies. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience increased actual and opportunity costs as a result of our transition to smaller geometry process technologies.” In addition, a foundry or supplier may become unavailable to us as a result of economic or political instability. Any disruption to our manufacturing partners could result in a material decline in our revenue, net income and cash flow.
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
While we attempt to create multiple sources for our products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. Any disruption to our foundry partners could result in a material decline in our revenue, net income and cash flow. In addition, our assembly, testing and packaging partners may be single sourced and it may be difficult for us to transition to other manufacturing partners for these services.

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
Supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and specific wafer process node constraints have resulted in increased lead times, inability to meet demand, and increased costs and these supply constraints are currently expected to continue throughout fiscal 2023. Of these shortages, ABF substrates and specific wafer process nodes are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while we don’t expect Russia’s invasion of Ukraine to materially impact us directly, due to our limited sales to Russia and Ukraine we are unable at this time to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.
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
Because we rely on outside manufacturing partners, we have a reduced ability to directly control product delivery schedules and quality assurance, which has in the past and may in the future result in product shortages or quality assurance problems that delay shipments or increase costs.
Commodity Prices
We are also subject to risk from increasing or fluctuating market prices of certain commodity raw materials, including gold and copper, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (such as inflation or supply chain constraints).

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
We have been, and may continue to be, dependent on our relationships with our manufacturing partners to transition to smaller geometry processes successfully. We cannot ensure that the partners we use will be able to effectively manage any future transitions. In addition, there are a very limited number of foundries capable of producing advanced technologies, and identifying and implementing alternative manufacturing facilities would be time consuming. If we or any of our partners experience significant delays in a future transition or fail to efficiently implement a transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.
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
We have in the past, and may continue to, make custom or semi-custom products on an exclusive basis for some of our customers for a negotiated period of time. The percentage of our sales related to custom or semi-custom products has been increasing over the last few years. Any revenue from sales of our custom or semi-custom products is directly related to sales of the third-party customer’s products and reflective of their success in the market. We have no control over the marketing efforts of these third-party customers and can't make any assurances that sales of their products will be successful in current or future years. In addition, if these customers are bought by our competitors or other third parties, they may terminate agreements related to these custom or semi-custom products or otherwise limit our access to technology or IP necessary for the production of these products. As a result, there may be no other customers for these products due to their custom or semi-custom nature. Consequently, we may not fully realize our expectations for custom or semi-custom product revenue and our operating results may be adversely affected.
Additionally, failure of our customers to agree to pay for NRE (non-recurring engineering) costs, failure to pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs due to us, can harm our financial results. See also, “Research and Development” under Results of Operations.

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

Some of our customers require our products and our third-party manufacturing partners to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying these products with a customer, our business and operating results would suffer.
Prior to purchasing our products, some of our customers require that both our products and our third-party manufacturing partners undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process can take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party manufacturing partners’ process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

Costs related to defective products could have a material adverse effect on us.
We make highly complex semiconductor solutions and, accordingly, there is a risk of defects in our products. Such defects can give rise to the significant costs noted below. Moreover, since the cost of replacing defective products is often much higher than the value of the products themselves, we are subject to damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductor solutions we sell into numerous consumer products, including automobiles. We are exposed to product liability claims if our semiconductor solutions or the consumer products integrated with our semiconductor solutions (such as automobiles) malfunction and lead to personal injury or death. In addition, our customers may issue recalls on their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such recalls or payments are the result of a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. Recalls of our customers’ products in certain end-markets, such as with our automotive and base station customers, may cause us to incur significant costs.
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
Regulatory activity, such as tariffs, export controls, economic sanctions and vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, addition of companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products in China, adding to the already challenging macroeconomic environment. Due to the U.S. government restricting sales to certain customers in China, sales to some of our customers require licenses in order for us to export our products; however, in the past some of these licenses have been denied and there can be no assurances that requests for future licenses will be approved by the U.S. government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government adopted a law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products may also be impacted by export restrictions. In addition, any customers in China that are subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not subject to the U.S. tariffs and trade restrictions. If export restrictions related to Chinese customers are sustained for a long period of time, or increased, or if other export restrictions are imposed, it will have an adverse impact on our revenues and results of operations.

In addition, companies in the semiconductor industry, including us, may be impacted by rules and regulations related to business activities in China, or other locations, due to concerns that semiconductors are necessary for U.S. national security, manufacturing and critical infrastructure, and compliance with these rules and regulations may adversely affect our revenues and results of operations. For example, in February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China.
Most of our products are manufactured by third-party foundries located in Taiwan. As we have a significant amount of sales into China, we may be adversely impacted by export restrictions, labeling requirements or other trade related issues or disputes, or political conflicts between China and Taiwan as these restrictions and requirements could impact or delay the delivery of our products to our customers in China.
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
Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while we don’t expect Russia’s invasion of Ukraine or the related current or future export and other business sanctions on Russia to materially impact us directly due to our limited sales to Russia and Ukraine, we are unable at this time to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets.
The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The current U.S. presidential administration has continued certain import tariffs and export restrictions against certain foreign manufacturers initiated by the prior administration. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 76% and 80% of our net revenue in the three months ended July 30, 2022 and July 31, 2021, respectively.
We also have substantial operations outside of the United States. We anticipate that our manufacturing, assembly, testing, packaging and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods.
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
•natural disasters or other events, including droughts or other water shortages, earthquakes, fires, tsunamis and floods, or power outages;
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
As a result of having global operations, the sudden disruption of the supply chain and/or disruption of the manufacture of our customer’s products caused by events outside of our control has in the past and may in the future impact our results of operations by impairing our ability to timely and efficiently deliver our products. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business.
Moreover, the international nature of our business subjects us to risks associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs, or where our third-party manufacturing partners have significant costs, will increase the cost of such operations which could harm our results of operations.

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

Unfavorable or uncertain conditions in the 5G and Cloud markets may cause fluctuations in our rate of revenue growth or financial results.
Markets for our 5G and Cloud products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions continue to worsen, overall spending on our 5G and Cloud products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems or Cloud systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G and Cloud are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets.

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
•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties; or
•customers may be subject to severe business disruptions, including, but not limited to, those driven by recessions, financial instability, actual or threatened public health emergencies, such as the COVID-19 pandemic, other global or regional macroeconomic developments, or natural disasters.
In addition, there has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships (for example, Western Digital acquired SanDisk in 2017 and Toshiba Corporation sold control of a portion of its semiconductor business in 2018). Mergers or restructuring among our customers, or their end customers, could increase our customer concentration with a particular customer or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Such future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.
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
Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. We have a limited ability to predict the timing of a supply chain correction. As we have a broad product portfolio and diversified products with many different SKUs, significant supply chain disruptions may cause us to have more work-in-process inventories we hold to ensure we have flexibility to support our customers. If we cannot predict future customer demand or supply chain disruptions, then we may hold excess or obsolete inventory. Moreover, significant supply chain disruption may negatively impact the timing of our product shipments and revenue shipment linearity which may impact and extend our cash conversion cycle. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.
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
Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies in April 2020, Infineon acquired Cypress Semiconductors in April 2020, Analog Devices Inc. acquired Maxim Integrated Products Inc. in August 2021, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022. In addition, MaxLinear, Inc. announced plans to acquire Silicon Motion in May 2022 and Broadcom announced plans to acquire VMware in May 2022. In addition, we license technology from Arm Limited that is included in a majority of our products and would be adversely impacted if the pricing for, or availability of, the relevant technology is changed in an adverse manner as a result of similar future transactions. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.
The products we develop and sell are primarily used for high-volume applications. While prices of our products have increased recently due to inflation and additional costs resulting from securing an increase in supply in the current constrained environment, the prices of our products have historically decreased. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.
To attract new customers or retain existing customers, we may offer certain price concessions to certain customers, which could cause our average selling prices and gross margins to decline. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect to continue to have to reduce prices of existing products in the future. Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margins than we earn in our established businesses. If we are successful in growing revenue in these markets, our overall gross margin may decline. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result may harm our financial results.
Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted by increased cost (including those caused by tariffs, inflation or supply chain constraints), loss of cost savings or dilution of savings due to changes in charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates as well as excess inventory and inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. For example, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.

Entry into new markets, such as markets with different business models, as a result of our acquisitions may reduce our gross margin and operating margin. For example, for certain products we use an ASIC model to offer end-to-end solutions for intellectual property, design team, fab and packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE (non-recurring engineering) costs that customers pay based on the completion of milestones. Our operating margin may decline if our customers do not agree to pay for NREs, if they do not pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred. In addition, the ASIC business model requires us to use third-party intellectual property and we may lose business or experience reputational harm if third parties, including customers, lose confidence in our ability to protect their intellectual property rights.

CHANGES IN OUR EFFECTIVE TAX RATE MAY REDUCE OUR NET INCOME

Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.
As a result of the closing of our transaction with Inphi in fiscal 2022, the Company is now domiciled in the United States and not Bermuda. Therefore, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) on 16 August 2022 and the CHIPS and Science Act of 2022 on 9 August 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded US corporations after December 31, 2022. If we are subject to these new taxes under the IRA, it could materially affect our financial results, including our earnings and cash flow.
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
We had approximately $11.6 billion of goodwill and $5.6 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of July 30, 2022. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
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
For example, during the second quarter of fiscal 2021, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 9 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.
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
We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants, manufacturing or other business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past. To the extent that any third-party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.
We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We may also be required to license some of our patents to others including competitors as a result of our participation in and contribution to development of industry standards. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in jurisdictions where the laws may not protect our proprietary rights as fully as in the United States or other developed countries. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations. In addition, we have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our confidential information including our intellectual property. Despite our efforts, we may be subject to breach of these security systems and controls which may result in unauthorized access to our facilities and labs and/or unauthorized use or theft of the confidential information and intellectual property we are trying to protect. See also, “Cybersecurity risks could adversely affect our business and disrupt our operations.” If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

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
We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our manufacturing partners, suppliers, vendors and distributors. To the extent such third parties don’t comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.
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

A portion of the business we acquired in fiscal 2021 requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were organized in Bermuda at the time of this acquisition, we entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. Now that we are domiciled in the United States, we have requested to be released from some of the above FOCI-related obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.
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
We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”). The 2024 and 2026 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2024 and 2026 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. As of July 30, 2022, the Company had a balance of $1.6 billion on the term loan facility. In addition to the 2024 and 2026 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (“2020 Revolving Credit Facility” and together with the 2024 and 2026 Term Loan Agreement, the “Credit Agreements”), which provides for a $750.0 million revolving credit facility. As of July 30, 2022, the 2020 Revolving Credit Facility had an outstanding balance of $70.0 million. We intend to repay this amount during the third quarter of fiscal 2023.
On April 12, 2021, the Company completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, the Company completed a private exchange offer where we exchanged notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by the Company (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of July 30, 2022, the Company had $2.0 billion aggregate principal amount of Senior Notes outstanding and $913.2 million in aggregate principal amount of the MTI Senior Notes outstanding and $86.7 million aggregate principal amount of the MTG Senior Notes outstanding. On October 8, 2021 and December 16, 2021, the Company completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.
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
The Credit Agreements and the Notes Indentures each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreements and the Notes Indentures. Our ability to meet the leverage ratio set forth in the Credit Agreements may be affected by events beyond our control.
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
We will be required to repurchase the Notes at the option of each holder upon the occurrence of a change of control repurchase event as defined in the Notes Indentures. However, we may not have sufficient funds to repurchase the Notes in cash at the time of any change of control repurchase event. Our failure to repurchase the Notes upon a change of control repurchase event would be an event of default under the Notes Indentures and could cause a cross-default or acceleration under the Credit Agreements and certain future agreements governing our other indebtedness. The repayment obligations under the Notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to repurchase the Notes prior to their scheduled maturity, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

WE ARE SUBJECT TO CYBERSECURITY RISKS

Cybersecurity risks could adversely affect our business and disrupt our operations.
We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. Cyber-attacks on us may include viruses and worms, ransomware attacks, and denial-of-service attacks. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or company assets.
We have implemented processes for systems under our control intended to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. The Company has not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, the Company annually assesses its insurance policy and has determined not to purchase cyber related insurance. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
The Company’s business also requires it to share confidential information with manufacturing partners, suppliers and other third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures may not always be effective. Immaterial data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with third parties and material data breaches, losses or other unauthorized access to or releases of confidential information may in the future occur in connection with third parties and could materially adversely affect the Company’s reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of semiconductor solutions is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Competitors for talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, we have intensified our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price, or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.
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

We face risks related to recession, inflation, stagflation and other economic conditions
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions continue to deteriorate, our business and financial results could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies and commodities have from time to time become restricted, or general market factors and conditions have in the past and may in the future affect pricing of such components, supplies and commodities (such as inflation or supply chain constraints). See also, “Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.”

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.
In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.2 billion of shares of stock have been repurchased under that program as of July 30, 2022, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases will be subject to, among other things: the best interests of our Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of July 30, 2022, there was $499.5 million remaining available for future stock repurchases of the authorization.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.
Under Delaware law, our certificate of incorporation and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. Further, in the event such directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.
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
Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party manufacturing partners and assembly, testing and packaging subcontractors. In the event of a natural disaster (such as an drought, earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, including the COVID-19 pandemic, power outages or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended July 30, 2022.

Issuer Purchases of Equity Securities

We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic.

The following table presents details of our share repurchases during the three months ended July 30, 2022 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
May 1, 2022 to May 28, 2022	0.9	$55.09	0.9	$499.5
May 29, 2022 to June 25, 2022	—	$—	—	$499.5
June 26, 2022 to July 30, 2022	—	$—	—	$499.5
Total	0.9	$55.09	0.9

(1)The monthly periods presented above for the three months ended July 30, 2022, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021

4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021

4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	000-30877	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	000-30877	10.3	12/8/2020

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7#	5/27/2022

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8#	5/27/2022

10.8#	Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022	DEF 14A	001-40357	Appendix A	5/6/2022

10.8.1#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	333-255384	4.3	4/20/2021

10.8.2#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended December 1, 2020	10-Q	000-30877	10.6	12/4/2020

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021

10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.20#	Fiscal 2023 Named Executive Officer Compensation	10-Q	001-40357	10.20#	5/27/2022

10.21#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description effective June 2016 and updated June 2020	10-Q	000-30877	10.1	8/28/2020

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

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

MARVELL TECHNOLOGY, INC.

Date: August 26, 2022	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)