Form 10-Q
period 2022-10-29
Marvell Technology, Inc.
filed 2022-12-02
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of November 25, 2022 was 853.2 million.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	October 29, 2022	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$723.4	$613.5
Accounts receivable, net	1,390.7	1,048.6
Inventories	957.5	720.3
Prepaid expenses and other current assets	107.7	111.0
Total current assets	3,179.3	2,493.4
Property and equipment, net	521.5	462.8
Goodwill	11,579.0	11,511.1
Acquired intangible assets, net	5,372.6	6,153.4
Deferred tax assets	451.8	493.5
Other non-current assets	1,417.9	994.4
Total assets	$22,522.1	$22,108.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476.2	$461.5
Accrued liabilities	1,111.7	622.6
Accrued employee compensation	248.3	241.3
Short-term debt	584.0	63.2
Total current liabilities	2,420.2	1,388.6
Long-term debt	3,927.6	4,484.8
Other non-current liabilities	615.3	533.1
Total liabilities	6,963.1	6,406.5
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,367.9	14,209.0
Accumulated other comprehensive loss	(0.8)	—
Retained earnings	1,190.2	1,491.4
Total stockholders’ equity	15,559.0	15,702.1
Total liabilities and stockholders’ equity	$22,522.1	$22,108.6

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net revenue	$1,537.3	$1,211.2	$4,501.1	$3,119.4
Cost of goods sold	760.0	623.4	2,186.9	1,741.6
Gross profit	777.3	587.8	2,314.2	1,377.8
Operating expenses:
Research and development	448.1	371.9	1,341.2	1,025.0
Selling, general and administrative	207.8	243.4	640.2	704.1
Legal settlement	—	—	100.0	—
Restructuring related charges	15.6	5.9	18.1	31.1
Total operating expenses	671.5	621.2	2,099.5	1,760.2
Operating income (loss)	105.8	(33.4)	214.7	(382.4)
Interest income	1.5	0.2	2.8	0.6
Interest expense	(45.2)	(35.4)	(121.3)	(104.3)
Other income, net	3.2	1.0	12.1	0.5
Interest and other income (loss), net	(40.5)	(34.2)	(106.4)	(103.2)
Income (loss) before income taxes	65.3	(67.6)	108.3	(485.6)
Provision (benefit) for income taxes	52.0	(5.0)	256.4	(58.4)
Net income (loss)	$13.3	$(62.6)	$(148.1)	$(427.2)

Net income (loss) per share - basic	$0.02	$(0.08)	$(0.17)	$(0.55)

Net income (loss) per share - diluted	$0.02	$(0.08)	$(0.17)	$(0.55)

Weighted-average shares:
Basic	852.6	828.6	850.5	781.0
Diluted	858.4	828.6	850.5	781.0
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$13.3	$(62.6)	$(148.1)	$(427.2)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	(0.8)	—	(0.8)	—
Other comprehensive income (loss), net of tax	(0.8)	—	(0.8)	—
Comprehensive income (loss), net of tax	$12.5	$(62.6)	$(148.9)	$(427.2)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Retained Earnings	Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$—	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	4.1	—	2.4	—	—	2.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(137.6)	—	—	(137.6)
Stock-based compensation	—	—	129.7	—	—	129.7
Repurchase of common stock	(0.3)	—	(15.0)	—	—	(15.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(50.9)	(50.9)
Net loss	—	—	—	—	(165.7)	(165.7)
Balance at April 30, 2022	850.5	$1.7	$14,188.5	$—	$1,274.8	$15,465.0
Issuance of common stock in connection with equity incentive plans	2.9	—	48.9	—	—	48.9
Tax withholdings related to net share settlement of restricted stock units	—	—	(34.1)	—	—	(34.1)
Stock-based compensation	—	—	147.2	—	—	147.2
Repurchase of common stock	(0.9)	—	(50.0)	—	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.1)	(51.1)
Net income	—	—	—	—	4.3	4.3
Balance at July 30, 2022	852.5	$1.7	$14,300.5	$—	$1,228.0	$15,530.2
Issuance of common stock in connection with equity incentive plans	1.7	—	1.1	—	—	1.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(29.5)	—	—	(29.5)
Stock-based compensation	—	—	145.8	—	—	145.8
Repurchase of common stock	(1.1)	—	(50.0)	—	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.1)	(51.1)
Net income	—	—	—	—	13.3	13.3
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Balance at October 29, 2022	853.1	$1.7	$14,367.9	$(0.8)	$1,190.2	$15,559.0

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 30, 2021	675.4	$1.4	$6,331.0	$2,103.4	$8,435.8
Issuance of common stock in connection with equity incentive plans	2.2	—	0.5	—	0.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(68.3)	—	(68.3)
Stock-based compensation	—	—	92.7	—	92.7
Issuance of common stock in connection with acquisitions	129.2	0.3	5,910.9	—	5,911.2
Equity related issuance cost	—	—	(8.2)	—	(8.2)
Replacement equity awards attributable to pre-acquisition service	—	—	82.3	—	82.3
Conversion feature of convertible notes	—	—	244.2	—	244.2
Impact of repurchases of convertible notes	7.1	—	234.3	—	234.3
Conversion of convertible notes to common stock	2.5	—	59.7	—	59.7
Cash dividends declared and paid ($0.06 per share)	—	—	—	(40.6)	(40.6)
Net loss	—	—	—	(88.2)	(88.2)
Balance at May 1, 2021	816.4	$1.7	$12,879.1	$1,974.6	$14,855.4
Issuance of common stock in connection with equity incentive plans	2.9	—	40.2	—	40.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(42.0)	—	(42.0)
Stock-based compensation	—	—	122.3	—	122.3
Issuance of common stock in connection with acquisitions	0.1	—	6.6	—	6.6
Conversion of convertible notes to common stock	3.9	—	84.4	—	84.4
Cash dividends declared and paid ($0.06 per share)	—	—	—	(49.3)	(49.3)
Net loss	—	—	—	(276.4)	(276.4)
Balance at July 31, 2021	823.3	$1.7	$13,090.6	$1,648.9	$14,741.2
Issuance of common stock in connection with equity incentive plans	1.7	—	2.1	—	2.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(52.8)	—	(52.8)
Stock-based compensation	—	—	121.2	—	121.2
Issuance of common stock in connection with acquisitions	16.5	—	954.3	—	954.3
Replacement equity awards attributable to pre-acquisition service	—	—	33.2	—	33.2
Conversion of convertible notes to common stock	—	—	0.1	—	0.1
Cash dividends declared and paid ($0.06 per share)	—	—	—	(50.4)	(50.4)
Net loss	—	—	—	(62.6)	(62.6)
Balance at October 30, 2021	841.5	$1.7	$14,148.7	$1,535.9	$15,686.3

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net loss	$(148.1)	$(427.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	227.0	189.6
Stock-based compensation	421.7	325.9
Amortization of acquired intangible assets	814.2	684.6
Amortization of inventory fair value adjustment associated with acquisitions	26.0	191.1
Other expense, net	58.5	84.4
Deferred income taxes	53.6	(67.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(341.5)	(341.4)
Prepaid expenses and other assets	(382.4)	(65.3)
Inventories	(263.4)	(200.6)
Accounts payable	(33.9)	93.8
Accrued employee compensation	6.3	13.0
Accrued liabilities and other non-current liabilities	499.3	(7.2)
Net cash provided by operating activities	937.3	473.1
Cash flows from investing activities:
Purchases of technology licenses	(9.1)	(9.3)
Purchases of property and equipment	(152.2)	(130.4)
Acquisitions, net of cash acquired	(103.0)	(3,539.8)
Other, net	0.1	(2.6)
Net cash used in investing activities	(264.2)	(3,682.1)
Cash flows from financing activities:
Repurchases of common stock	(115.0)	—
Proceeds from employee stock plans	52.5	42.8
Tax withholding paid on behalf of employees for net share settlement	(201.2)	(169.1)
Dividend payments to stockholders	(153.1)	(140.3)
Payments on technology license obligations	(103.6)	(97.9)
Proceeds from issuance of debt	200.0	3,806.1
Principal payments of debt	(243.8)	(425.9)
Payment for repurchases and settlement of convertible notes	—	(181.2)
Proceeds from capped calls	—	160.3
Payment of equity and debt financing costs	—	(11.8)
Other, net	1.0	1.0
Net cash provided by (used in) financing activities	(563.2)	2,984.0
Net increase (decrease) in cash and cash equivalents	109.9	(225.0)
Cash and cash equivalents at beginning of period	613.5	748.5
Cash and cash equivalents at end of period	$723.4	$523.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended October 29, 2022, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2022 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 and those included in this Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2022	% of Total	October 30, 2021	% of Total	October 29, 2022	% of Total	October 30, 2021	% of Total
Net revenue by end market:
Data center	$627.3	41%	$499.8	41%	$1,911.2	42%	$1,210.6	39%
Enterprise networking	376.0	24%	247.2	20%	1,002.9	22%	644.7	21%
Carrier infrastructure	271.4	18%	215.1	18%	808.6	18%	579.4	19%
Consumer	178.4	12%	182.5	15%	521.3	12%	514.6	16%
Automotive/industrial	84.2	5%	66.6	6%	257.1	6%	170.1	5%
	$1,537.3		$1,211.2		$4,501.1		$3,119.4

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2022	% of Total	October 30, 2021	% of Total	October 29, 2022	% of Total	October 30, 2021	% of Total
Net revenue based on destination of shipment:
China	$604.1	39%	$558.9	46%	$1,941.7	43%	$1,388.3	45%
United States	184.6	12%	123.9	10%	519.1	12%	334.5	11%
Thailand	115.2	7%	97.4	8%	289.4	6%	258.2	8%
Malaysia	85.1	6%	65.6	5%	280.2	6%	196.6	6%
Singapore	134.5	9%	46.7	4%	251.7	6%	156.6	5%
Japan	70.1	5%	68.2	6%	208.2	5%	168.4	5%
Taiwan	89.4	6%	51.3	4%	204.3	5%	108.9	3%
Philippines	42.3	3%	53.0	4%	141.1	3%	156.3	5%
Other	212.0	13%	146.2	13%	665.4	14%	351.6	12%
	$1,537.3		$1,211.2		$4,501.1		$3,119.4

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 29, 2022	% of Total	October 30, 2021	% of Total	October 29, 2022	% of Total	October 30, 2021	% of Total
Net revenue by customer type:
Direct customers	$986.0	64%	$893.5	74%	$2,955.9	66%	$2,284.6	73%
Distributors	551.3	36%	317.7	26%	1,545.2	34%	834.8	27%
	$1,537.3		$1,211.2		$4,501.1		$3,119.4

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the nine months ended October 29, 2022 that was included in deferred revenue balance at January 29, 2022 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 4. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at October 29, 2022 and January 29, 2022 (in millions):

	October 29, 2022	January 29, 2022
Face Value Outstanding:
2024 Term Loan - 3 Year Tranche	$735.0	$735.0
2026 Term Loan - 5 Year Tranche	809.4	853.1
Term Loan Total	1,544.4	1,588.1
4.200% MTG/MTI 2023 Senior Notes	500.0	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
2.950% 2031 Senior Notes	750.0	750.0
Senior Notes Total	2,999.9	2,999.9
Total borrowings	$4,544.3	$4,588.0
Less: Unamortized debt discount and issuance cost	(32.7)	(40.0)
Net carrying amount of debt	$4,511.6	$4,548.0
Less: Current portion (1)	584.0	63.2
Non-current portion	$3,927.6	$4,484.8

(1)As of October 29, 2022, the current portion of outstanding debt includes the MTG/MTI 2023 Senior Notes and the portion of the 2026 Term Loan - 5 Year Tranche, which are due within twelve months. The Company intends to repay the amount with operating cash flow. The weighted average interest rate on short-term debt outstanding at October 29, 2022 and January 29, 2022 was 4.299% and 1.485%, respectively.

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

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 3.605% as of October 29, 2022. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 4.096% as of October 29, 2022. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the three and nine months ended October 29, 2022, the Company repaid $21.9 million and $43.7 million of the principal outstanding on the 5-Year Tranche Loan.

The 2024 and 2026 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of October 29, 2022, the Company has $1.5 billion borrowings outstanding under the 2024 and 2026 Term Loans, and is in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (the “2020 Revolving Credit Facility”) with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty. During the quarter ended July 30, 2022, the Company drew down $200.0 million on the 2020 Revolving Credit Facility of which $130.0 million was repaid in the same quarter. During the quarter ended October 29, 2022, the Company repaid the remaining outstanding amount of $70.0 million. As of October 29, 2022, the 2020 Revolving Credit Facility is undrawn and will be available for draw down through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at October 29, 2022.

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

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of October 29, 2022, the Company had $2.0 billion Senior Notes borrowings outstanding.

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

In April 2021, in conjunction with the Company’s U.S. domiciliation, the Company commenced Exchange Offers on April 19, 2021 for the outstanding $1.0 billion in aggregate principal amount of MTG Senior Notes outstanding in exchange for corresponding senior notes to be issued by the Company’s U.S. domiciled parent MTI. MTI made an offer to (i) exchange any and all of the outstanding MTG 2023 Notes for up to an aggregate principal amount of $500.0 million of new 4.200% Senior Notes due 2023 issued by MTI (the “MTI 2023 Notes”) and to (ii) exchange any and all of the outstanding MTG 2028 Notes for up to an aggregate principal amount of $500.0 million of new 4.875% Senior Notes due 2028 issued by MTI (the “MTI 2028 Notes” and, together with the MTI 2023 Notes, the “MTI Senior Notes”). Each new series of MTI Senior Notes have the same interest rate, maturity date, redemption terms and interest payment dates and are subject to substantially similar covenants as the corresponding series of the MTG Senior Notes for which they were offered in exchange.

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

As of October 29, 2022, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

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

Inphi Capped Calls

In connection with the issuance of each of the Inphi Convertible Notes, Inphi entered into capped call transactions (the “Inphi 2021 Capped Calls” and the “Inphi 2025 Capped Calls,” collectively, the “Inphi Capped Calls”) in private transactions. In connection with the Inphi acquisition, the Company entered into unwind agreements related to the Inphi Capped Calls. Under the unwind agreements, the Company and the counterparties agreed to settle a portion of Inphi Capped Calls for a fixed payment of $74.1 million, which were settled on April 23, 2021. The remaining Inphi Capped Calls provided for variable cash settlement based on the Company’s stock price. The Company reports cash flows from capped calls in cash flows from financing activities. In connection with the Exchange Agreements (discussed below), a portion of the remaining Inphi Capped Calls were settled for $35.5 million on April 29, 2021. As of October 29, 2022, there was no outstanding balance of Inphi Capped Calls.

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

Interest Expense and Future Contractual Maturities

During the three and nine months ended October 29, 2022, the Company recognized $42.4 million and $112.7 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

During the three and nine months ended October 30, 2021, the Company recognized $33.6 million and $86.6 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

As of October 29, 2022, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$21.9
2024	587.5
2025	844.4
2026	131.2
2027	959.4
Thereafter	1,999.9
Total	$4,544.3

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Total future unconditional purchase commitments as of October 29, 2022 are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2023	$402.2	$28.7
2024	599.7	173.2
2025	543.1	115.1
2026	532.7	37.9
2027	374.6	34.9
Thereafter	714.1	193.5
Total unconditional purchase commitments	$3,166.4	$583.3

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation, and in some cases, may result in incremental fees, loss of amounts paid in advance, or loss of priority to reserved capacity for a period of time as discussed below.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year due to the current global supply shortage environment. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitments, the agreements either require the Company to pay a fee for the difference between the actual purchases and the purchase commitment or lose priority to reserved capacity for a period of time. The Company currently estimates that it has agreed to purchase level commitments of at least $2.6 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2023 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $134.6 million for the remainder of fiscal 2023 through fiscal 2026. Such purchase commitments are summarized in the preceding table.

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

In the first quarter of fiscal 2023, the Company reserved $15.0 million in relation to an on-going contractual dispute with a customer. In connection with this dispute, an additional $85.0 million was accrued in the second quarter of fiscal 2023. During the third quarter of fiscal 2023, the Company entered into a definitive agreement with this customer to fully resolve this matter pursuant to which the Company will pay the customer $100.0 million in cash over several quarters.

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

The purchase price allocation is as follows (in millions):

	Previously Reported January 29, 2022 (Provisional)	Measurement Period Adjustment	October 29, 2022
Cash and cash equivalents	$72.3	$—	$72.3
Accounts receivable, net	99.7	—	99.7
Inventories	270.4	—	270.4
Prepaid expenses and other current assets	213.3	—	213.3
Property and equipment, net	98.5	—	98.5
Acquired intangible assets, net	4,420.0	—	4,420.0
Other non-current assets	98.8	(2.2)	96.6
Goodwill	5,686.2	2.2	5,688.4
Accounts payable and accrued liabilities	(189.8)	—	(189.8)
Convertible debt – short-term	(313.7)	—	(313.7)
Convertible debt – long-term	(240.3)	—	(240.3)
Other non-current liabilities	(297.9)	—	(297.9)
Total merger consideration	$9,917.5	$—	$9,917.5

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

The Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense. The Company also incurred $39.8 million of aggregate debt financing costs. As of October 29, 2022, $3.4 million is included in short-term debt, and $24.7 million is included in long-term debt on the accompanying unaudited condensed consolidated balance sheets. See “Note 4 – Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets.

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

The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Nine Months Ended
October 30, 2021
Pro forma net revenue	$3,295.5
Pro forma net loss	$(262.2)

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

In the second quarter of fiscal 2023, the Company purchased IPR&D as well as hired technical staff to expand engineering resources for purchase consideration of $60.1 million of which $40.0 million was allocated to goodwill. In the first quarter of fiscal 2023, the Company completed the acquisition of two semiconductor design services companies located in India, for purchase consideration of $33.7 million, primarily for the purpose of expanding engineering resources to address customer design opportunities, of which $25.8 million was allocated to goodwill. The carrying value of goodwill as of October 29, 2022 and January 29, 2022 is $11.6 billion and $11.5 billion, respectively. See “Note 6 – Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

As of October 29, 2022 and January 29, 2022, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	October 29, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,980.0	$(1,855.7)	$3,124.3	4.73
Customer contracts and related relationships	2,179.0	(768.6)	1,410.4	4.48
Trade names	66.0	(29.1)	36.9	3.31
Total acquired amortizable intangible assets	$7,225.0	$(2,653.4)	$4,571.6	4.64
IPR&D	801.0	—	801.0	n/a
Total acquired intangible assets	$8,026.0	$(2,653.4)	$5,372.6

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	January 29, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,744.1	$(1,333.7)	$3,410.4	5.17
Customer contracts and related relationships	2,184.0	(519.6)	1,664.4	5.21
Trade names	73.0	(26.2)	46.8	3.95
Order backlog	70.0	(67.2)	2.8	0.03
Total acquired amortizable intangible assets	$7,071.1	$(1,946.7)	$5,124.4	5.17
IPR&D	1,029.0	—	1,029.0	n/a
Total acquired intangible assets	$8,100.1	$(1,946.7)	$6,153.4

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

Amortization expense for acquired intangible assets for the three and nine months ended October 29, 2022 was $269.9 million and $814.2 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended October 30, 2021 was $279.3 million and $684.6 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of October 29, 2022 (in millions):

Fiscal Year	Amount
Remainder of 2023	$268.3
2024	1,070.4
2025	1,017.8
2026	969.6
2027	818.6
Thereafter	426.9
$4,571.6

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s Level 1 assets include marketable equity investments that are classified as other non-current assets and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yields. In addition, forward contracts and the severance pay fund are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at October 29, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$228.2	$—	$228.2
Other non-current assets:
Marketable equity investments	1.8	—	—	1.8
Severance pay fund	—	0.7	—	0.7
Total assets	$1.8	$228.9	$—	$230.7
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1.1	$—	$1.1
Total liabilities	$—	$1.1	$—	$1.1

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of October 29, 2022 and January 29, 2022, non-marketable equity investments had a carrying value of $35.7 million and $30.7 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 29, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$177.6	$—	$177.6
Other non-current assets:
Marketable equity investments	1.2	—	—	1.2
Severance pay fund	—	0.7	—	0.7
Total assets	$1.2	$178.3	$—	$179.5

Fair Value of Debt

The Company classified the 2024 and 2026 Term Loans, the 2023 Notes, the 2026 Notes, 2028 Notes, and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2024 and 2026 Term Loans approximate their fair value as the 2024 and 2026 Term Loans are carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $2.6 billion at October 29, 2022 and $3.0 billion at January 29, 2022, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 – Debt” for additional information.

Note 9. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $15.6 million and $18.1 million for the three and nine months ended October 29, 2022, respectively. The Company expects to complete these restructuring actions by the end of fiscal 2024.

In prior years, the Company initiated restructuring plans in order to realign the organization and enable further investment in key priority areas. Restructuring charges were mainly comprised of severance and other one-time termination benefits, facility closures where sites were redundant within the same region or no longer suitably sized for the local employee base, and other costs. These plans are substantially complete. The Company recorded restructuring related charges of $5.9 million and $31.1 million for the three and nine months ended October 30, 2021, respectively.

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

On April 20, 2021, the Company completed its acquisition of Inphi. Since closing of this transaction, the parent company has been domiciled in the United States and not Bermuda. Therefore, for periods after closing, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires for GILTI income to be included in the taxable income of U.S. entities, and which may adversely impact future effective tax rates and tax liabilities.

The Company recorded income tax expense of $52.0 million and $256.4 million for the three and nine months ended October 29, 2022, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits for excess deductions on stock-based compensation and the discrete impact of the remeasurement of the Company’s Singapore deferred taxes upon extension of the Company’s tax incentive in Singapore (see below).

The Company operates under tax incentives in Israel that generally require a repayment (“clawback”) of certain tax benefits upon distribution of related earnings. To encourage the distribution of earnings and the collection of related taxes, the Israel government provided for an elective temporary relief provision at a reduced clawback tax rate. During the third quarter of fiscal 2023, the Company determined that it would avail itself of this temporary relief provision and therefore, recorded tax expense of $22.4 million related to estimated clawback taxes on prior earnings.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. No tax incentive net benefits have been recorded for the three and nine months ended October 29, 2022. In the first quarter of our current fiscal year, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. As a result, the Company expects to continue to enjoy a reduced DEI tax rate on its future qualifying income in Singapore. To retain these DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. As a result of the DEI extension, the Company remeasured its Singapore net deferred tax assets that are scheduled to reverse during these future periods at the new incentive tax rate that the Company expects to apply during these periods, which resulted in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding deferred income tax expense during the first quarter of fiscal 2023.

The amount of unrecognized tax benefits could increase or decrease due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. It is reasonably possible that our uncertain tax positions may be reduced by as much as $7.4 million within the next 12 months as a result of the lapses of statutes of limitation. The Company is currently under audit in certain U.S. State and non-U.S. taxing jurisdictions. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

The Company’s principal source of liquidity as of October 29, 2022 consisted of approximately $723.4 million of cash and cash equivalents, of which approximately $500.8 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $430.6 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 11. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of shares of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of shares of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income (loss)	$13.3	$(62.6)	$(148.1)	$(427.2)
Denominator:
Weighted-average shares — basic	852.6	828.6	850.5	781.0
Effect of dilutive securities:
Stock-based awards	5.8	—	—	—
Weighted-average shares — diluted	858.4	828.6	850.5	781.0
Net income (loss) per share:
Basic	$0.02	$(0.08)	$(0.17)	$(0.55)
Diluted	$0.02	$(0.08)	$(0.17)	$(0.55)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted-average shares outstanding:
Stock-based awards	11.3	17.6	14.1	15.3
Convertible debt	—	—	—	0.7

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three months ended October 30, 2021, and the nine months ended October 29, 2022 and October 30, 2021 due to the net losses reported in those periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	October 29, 2022	January 29, 2022
Inventories:
Work-in-process	$734.3	$578.9
Finished goods	223.2	141.4
Inventories	$957.5	$720.3

The inventory balance at October 29, 2022 and January 29, 2022 includes $12.7 million and $38.7 million respectively related to the remaining inventory fair value adjustment from the Innovium acquisition.

	October 29, 2022	January 29, 2022
Property and equipment, net:
Machinery and equipment	$1,017.9	$895.4
Land, buildings, and leasehold improvements	299.5	293.6
Computer software	112.1	109.1
Furniture and fixtures	30.8	30.1
	1,460.3	1,328.2
Less: Accumulated depreciation	(938.8)	(865.4)
Property and equipment, net	$521.5	$462.8

	October 29, 2022	January 29, 2022
Other non-current assets:
Technology and other licenses	$462.2	$490.2
Prepaid ship and debit	433.5	215.9
Prepayments on supply capacity reservation agreements	226.9	54.6
Operating right-of-use assets	200.8	142.0
Non-marketable equity investments	35.7	30.7
Other	58.8	61.0
Other non-current assets	$1,417.9	$994.4

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	October 29, 2022	January 29, 2022
Accrued liabilities:
Variable consideration estimates (1)	$519.3	$258.6
Accrued income tax payable	167.4	23.3
Technology license obligations	118.7	84.2
Accrued legal reserve	104.9	8.5
Deferred revenue	47.0	39.0
Lease liabilities - current portion	41.6	38.2
Deferred non-recurring engineering credits	29.7	71.2
Accrued interest payable	20.9	20.1
Accrued royalty	15.9	17.4
Other	46.3	62.1
Accrued liabilities	$1,111.7	$622.6

(1) Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	October 29, 2022	January 29, 2022
Other non-current liabilities
Technology license obligations	$280.3	$304.3
Lease liabilities - non current	190.8	140.3
Non-current income tax payable	58.1	35.0
Deferred tax liabilities	45.9	34.5
Other	40.2	19.0
Other non-current liabilities	$615.3	$533.1

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, by components for the current period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance as at January 29, 2022	$—
Other comprehensive income (loss) before reclassifications	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3
Net current-period other comprehensive income (loss), net of tax	(0.8)
Balance as at October 29, 2022	$(0.8)

For the three and nine months ended October 30, 2021, there were no reconciling differences between net income (loss) and comprehensive income (loss).

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. As of October 29, 2022, $449.5 million remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company resumed its stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During the three months ended October 29, 2022, the Company repurchased 1.1 million shares of its common stock for $50.0 million. During the nine months ended October 29, 2022, the Company repurchased 2.3 million shares of its common stock for $115.0 million, including 0.9 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. There were no stock repurchases during the three and nine months ended October 30, 2021. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased stock are retired immediately after repurchases are completed.

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
•risks related to our dependence on a few customers for a significant portion of our revenue including risks related to severe financial hardship or bankruptcy or other attrition of one or more of our major customers, particularly as our major customers comprise an increasing percentage of our revenue;
•risks related to our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
•risks related to our ability to maintain a competitive cost structure for our manufacturing, assembly, testing and packaging processes and our reliance on third parties to produce our products;
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
•risks related to seasonality or volatility related to sales into the infrastructure, semiconductor and related industries and end markets;
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

Overview

We are a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets.

Net revenue in the third quarter of fiscal 2023 was $1.5 billion and was 27% higher than net revenue of $1.2 billion in the third quarter of fiscal 2022. This was due to an increase in sales from a majority of our end markets. Revenue increased from the data center end market by 26%, from the enterprise networking end market by 52%, from the carrier infrastructure end market by 26%, and from the automotive/industrial end market by 26% compared to the three months ended October 30, 2021. The sales from the consumer end market were relatively flat for the three months ended October 29, 2022 compared to the three months ended October 30, 2021.

Over the last several quarters, in response to an increase in demand from our customers for our products as they continued to invest in data infrastructure, our operations team has continued to ramp production with our global supply chain partners. With the start of a broad inventory correction in the semiconductor industry, we expect supply constraints will start to moderate. During the third quarter of fiscal 2023, in response to a changing demand environment, customers started requesting to push out shipments and reschedule orders to manage their inventory. We saw the largest impact from our storage customers. In addition, demand for our products has come down significantly from our OEM customers in China, as they deal with a changing macroeconomic situation.

To secure capacity over the long term, we have entered into and continue to enter into capacity reservation arrangements with certain foundries and partners for substrates. See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We continue to monitor the impact of COVID-19 on our business. We adopted a hybrid work policy where most employees have the option to split their time between home and the office. We expect COVID-19 to continue to impact our business, for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government’s export restrictions on certain Chinese customers to continue to impact our revenue. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which use our solutions may also be impacted by export restrictions.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase our stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During the nine months ended October 29, 2022, we repurchased 2.3 million shares of our common stock for $115.0 million, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan during the second quarter of fiscal 2023. As of October 29, 2022, $449.5 million remained available for future stock repurchases.

As of October 29, 2022, a total of 310.4 million shares have been repurchased to date under our current and previous stock repurchase programs for an aggregate total of $4.4 billion in cash. We returned $268.1 million to stockholders in the nine months ended October 29, 2022, including our repurchases of common stock and $153.1 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $723.4 million at October 29, 2022, which was $109.9 million higher than our balance at our fiscal year ended January 29, 2022 of $613.5 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at October 29, 2022, who comprised a total of 56% of gross accounts receivable, compared with seven customers at October 30, 2021, who represented 51% of gross accounts receivable. This presentation is at the customer consolidated level. During the three and nine months ended October 29, 2022 and October 30, 2021, there was no net revenue attributable to a single customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to a distributor whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Distributor:
Distributor A	22%	14%	22%	16%

We continuously monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 75% and 76% of our net revenue in the three and nine months ended October 29, 2022, respectively, and approximately 79% of net revenue in the three and nine months ended October 30, 2021. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended October 29, 2022 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.4	51.5	48.6	55.8
Gross profit	50.6	48.5	51.4	44.2
Operating expenses:
Research and development	29.1	30.7	29.8	32.9
Selling, general and administrative	13.5	20.1	14.2	22.6
Legal settlement	—	—	2.2	—
Restructuring related charges	1.0	0.5	0.4	1.0
Total operating expenses	43.6	51.3	46.6	56.5
Operating income (loss)	7.0	(2.8)	4.8	(12.3)
Interest income	0.1	—	0.1	—
Interest expense	(2.9)	(2.9)	(2.7)	(3.3)
Other income (loss), net	0.2	0.1	0.3	—
Income (loss) before income taxes	4.4	(5.6)	2.5	(15.6)
Provision (benefit) for income taxes	3.4	(0.4)	5.7	(1.9)
Net income (loss)	1.0%	(5.2)%	(3.2)%	(13.7)%

Three and Nine Months Ended October 29, 2022 and October 30, 2021

Net Revenue

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Net revenue	$1,537.3	$1,211.2	26.9%	$4,501.1	$3,119.4	44.3%

Our net revenue for the three months ended October 29, 2022 increased by $326.1 million compared to net revenue for the three months ended October 30, 2021. This was due to an increase in sales from a majority of our end markets. Revenue increased from the data center end market by 26%, from the enterprise networking end market by 52%, from the carrier infrastructure end market by 26%, and from the automotive/industrial end market by 26% compared to the three months ended October 30, 2021. The sales from the consumer end market were relatively flat for the three months ended October 29, 2022 compared to the three months ended October 30, 2021.

Our net revenue for the nine months ended October 29, 2022 increased by $1.4 billion compared to net revenue for the nine months ended October 30, 2021. This was due to an increase in sales from all our end markets. Revenue increased from the data center end market by 58%, from the enterprise networking end market by 56%, from the carrier infrastructure end market by 40%, from the consumer end market by 1%, and from the automotive/industrial end market by 51% compared to the nine months ended October 30, 2021.

The overall increases in net revenue of 27% and 44% for the three and nine months ended October 29, 2022, respectively, were primarily driven by relatively higher sales of products with higher average selling prices associated with higher content and more features. In addition, the overall increase in net revenue for the nine months ended October 29, 2022 was also driven by an increase in demand for our products and the year-over-year impact of acquisitions made in fiscal 2022, with both factors contributing to higher unit shipments.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Cost of goods sold	$760.0	$623.4	21.9%	$2,186.9	$1,741.6	25.6%
% of net revenue	49.4%	51.5%		48.6%	55.8%
Gross profit	$777.3	$587.8	32.2%	$2,314.2	$1,377.8	68.0%
% of net revenue	50.6%	48.5%		51.4%	44.2%

Cost of goods sold as a percentage of net revenue decreased for the three and nine months ended October 29, 2022 compared to the three and nine months ended October 30, 2021, which is primarily due to lower amortization of inventory fair value adjustment and acquired intangible assets as a percentage of net revenue. As a result, gross margin for the three and nine months ended October 29, 2022 increased 2.1 and 7.2 percentage points compared to the three and nine months ended October 30, 2021.

Research and Development

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Research and development	$448.1	$371.9	20.5%	$1,341.2	$1,025.0	30.8%
% of net revenue	29.1%	30.7%		29.8%	32.9%

Research and development expense increased by $76.2 million in the three months ended October 29, 2022 compared to the three months ended October 30, 2021. The increase was primarily due to $48.9 million of higher employee personnel-related costs as a result of headcount increases including new employees from our recent acquisitions.

Research and development expense increased by $316.2 million in the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. The increase was primarily due to $250.8 million of higher employee personnel-related costs as a result of headcount increases including new employees from our recent acquisitions.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Selling, general and administrative	$207.8	$243.4	(14.6)%	$640.2	$704.1	(9.1)%
% of net revenue	13.5%	20.1%		14.2%	22.6%

Selling, general and administrative expense decreased by $35.6 million in the three months ended October 29, 2022 compared to the three months ended October 30, 2021. The decrease was primarily due to $21.7 million of lower intangibles amortization expense related to intangibles that were fully amortized during the first quarter of fiscal 2023 and $20.4 million of lower integration costs associated with our acquisition of Inphi and Innovium in fiscal 2022. The decrease was partially offset by $6.7 million of higher employee personnel-related costs as a result of headcount increases including new employees from our recent acquisitions.

Selling, general and administrative expense decreased by $63.9 million in the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. The decrease was primarily due to $85.9 million of lower transaction and integration costs associated with our acquisition of Inphi and Innovium and $28.4 million of lower stock based compensation expense mainly related to accelerated vesting of Inphi and Innovium equity awards incurred due to the deal closing in the prior year. The decrease was partially offset by $20.5 million of higher employee personnel-related costs and $20.0 million of higher intangibles amortization expense associated with our acquisitions of Inphi and Innovium in fiscal 2022, as well as acquisitions in the current period.

Legal Settlement

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Legal settlement	$—	$—	*	$100.0	$—	*
% of net revenue	—%	—%		2.2%	—%
*Not meaningful

We recorded a charge of $100.0 million in the nine months ended October 29, 2022 related to the settlement of a contractual dispute. Refer to “Note 5 – Commitments and Contingencies” for further information.

Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Restructuring related charges	$15.6	$5.9	164.4%	$18.1	$31.1	(41.8)%
% of net revenue	1.0%	0.5%		0.4%	1.0%

We recognized $15.6 million and $18.1 million of total restructuring related charges in the three and nine months ended October 29, 2022, respectively, as we continued to evaluate our existing operations to increase operational efficiency, decrease costs, and increase profitability. See “Note 9 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Interest income	$1.5	$0.2	650.0%	$2.8	$0.6	366.7%
% of net revenue	0.1%	—%		0.1%	—%

Interest income increased by $1.3 million and $2.2 million in the three and nine months ended October 29, 2022, respectively, compared to the three and nine months ended October 30, 2021 due to higher interest rates on our invested cash.

Interest Expense

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Interest expense	$(45.2)	$(35.4)	27.7%	$(121.3)	$(104.3)	16.3%
% of net revenue	(2.9)%	(2.9)%		(2.7)%	(3.3)%

Interest expense increased by $9.8 million and $17.0 million in the three and nine months ended October 29, 2022, respectively, compared to the three and nine months ended October 30, 2021. The increase was primarily due to higher interest expense and amortization of debt issuance costs associated with the 2024 and 2026 Term Loans and 2026, 2028 and 2031 Senior Notes, partially offset by prior period costs associated with the bridge loan termination.

Other Income, Net

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Other income, net	$3.2	$1.0	220.0%	$12.1	$0.5	2,320.0%
% of net revenue	0.2%	0.1%		0.3%	—%

Other income, net, increased by $2.2 million and $11.6 million in the three months and nine months ended October 29, 2022, respectively, compared to the three and nine months ended October 30, 2021. The increase was primarily due to gain from equity investments and exchange rate fluctuations.

Provision (benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$52.0	$(5.0)	(1,140.0)%	$256.4	$(58.4)	(539.0)%

Our income tax expense for the three months ended October 29, 2022 was $52.0 million compared to a tax benefit of $5.0 million for the three months ended October 30, 2021. Our income tax expense $52.0 million for the three months ended October 29, 2022 differed from the 21% federal income tax rate, primarily due to a discrete income tax expense related to the Israel clawback tax on prior earnings. Our income tax benefit for the three months ended October 30, 2021 differed from the U.S. federal tax rate of 21% primarily because of discrete income tax benefits for stock-based compensation, tax rate differentials on foreign income (losses), and recognition of tax benefits related to the settlement of audits in certain jurisdictions.

Our income tax expense for the nine months ended October 29, 2022, was $256.4 million compared to a tax benefit of $58.4 million for the nine months ended October 30, 2021. Our income tax expense of $256.4 million for the nine months ended October 29, 2022, differed from the federal statutory tax rate of 21% primarily due to the $213.6 million tax impact of the remeasurement of deferred taxes in Singapore and $22.4 million tax impact of the Israel clawback taxes on prior earnings, offset by the recognition of discrete tax benefits related to stock-based compensation. Our income tax benefit of $58.4 million for the nine months ended October 30, 2021, differed from the 21% federal statutory tax rate primarily because of the recognition of a $10.0 million tax benefit attributable to Singapore tax basis in intellectual property, tax benefits related to stock-based compensation, and benefits from expirations of the statutes of limitations related to certain previously unrecognized tax benefits that were recorded in prior periods.

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

We also continuously evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of October 29, 2022 consisted of approximately $723.4 million of cash and cash equivalents, of which approximately $500.8 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 10 – Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

In December 2020, to fund the Inphi acquisition, we executed a debt agreement to obtain a 3-year term loan of $875.0 million and a 5-year term loan of $875.0 million. For the nine months ended October 29, 2022, we repaid $43.7 million of the principal outstanding on the 5-year term loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility (the “2020 Revolving Credit Facility”). During the third quarter of fiscal 2023, we repaid $70.0 million of the aggregate principal amount of borrowings that remained outstanding, and as at October 29, 2022, there was no amount outstanding under the 2020 Revolving Credit Facility.

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

See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2020 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the nine months ended October 29, 2022 was $937.3 million. We had a net loss of $148.1 million adjusted for the following non-cash items: amortization of acquired intangible assets of $814.2 million, stock-based compensation expense of $421.7 million, depreciation and amortization of $227.0 million, deferred income tax expense of $53.6 million, amortization of inventory fair value adjustment associated with the Innovium acquisition of $26.0 million, and $58.5 million net loss from other non-cash items. Cash outflow from working capital of $515.6 million for the nine months ended October 29, 2022 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets and a decrease in accounts payable, partially offset by increases in accrued liabilities and other non-current liabilities and accrued employee compensation. The increase in accounts receivable was primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory was to better support unfulfilled backlog, future customer demand and new product ramps. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements. The decrease in accounts payable was primarily due to the timing of payments. The increase in accrued liabilities and other non-current liabilities was primarily due to an accrual related to a settlement of a contractual dispute and an increase in the ship and debit claim reserve due to price increases and stock replenishment. The increase in accrued employee compensation was due to increases in our bonus accrual and in employee contributions to the employee stock purchase plan.

Net cash flow provided by operating activities for the nine months ended October 30, 2021 was $473.1 million. We had a net loss of $427.2 million adjusted for the following non-cash items: amortization of acquired intangible assets of $684.6 million, stock-based compensation expense of $325.9 million, amortization of inventory fair value adjustment associated with the Inphi and Innovium acquisitions of $191.1 million, depreciation and amortization of $189.6 million, deferred income tax benefit of $67.6 million, and $84.4 million net loss from other non-cash items. Cash outflow from working capital of $507.7 million for the nine months ended October 30, 2021 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets, partially offset by an increase in accounts payable. The increase in accounts receivable was primarily due to increased sales as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory was due to increased procurement to support our future growth. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements. The higher accounts payable was due to an increase in purchases and the timing of payments.

Cash Flows from Investing Activities

For the nine months ended October 29, 2022, net cash used in investing activities of $264.2 million was primarily driven by purchases of property and equipment of $152.2 million, net cash paid for business acquisitions of $103.0 million, and purchases of technology licenses of $9.1 million.

For the nine months ended October 30, 2021, net cash used in investing activities of $3.7 billion was primarily driven by the net cash paid to acquire Inphi of $3.6 billion, purchases of property and equipment of $130.4 million and purchases of technology licenses of $9.3 million, partially offset by cash acquired from Innovium of $60.4 million.

Cash Flows from Financing Activities

For the nine months ended October 29, 2022, net cash used in financing activities of $563.2 million was primarily attributable to $243.8 million for repayment of debt, $201.2 million for tax withholding payments on behalf of employees for net share settlements, $153.1 million for the payment of our quarterly dividends, $115.0 million for repurchases of common stock and $103.6 million for payments for technology license obligations, partially offset by a $200.0 million drawdown from our 2020 Revolving Credit Facility and $52.5 million in proceeds from our employee stock plans.

For the nine months ended October 30, 2021, net cash provided by financing activities of $3.0 billion was primarily attributable to proceeds from the issuance of debt of $3.8 billion, proceeds from capped calls of $160.3 million, partially offset by $425.9 million for repayment of debt, $181.2 million for the repurchase and settlement of convertible notes, $169.1 million for tax withholding payments on behalf of employees for net share settlements, $140.3 million for the payment of our quarterly dividends and $97.9 million for payments for technology license obligations.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. We also discuss updates of our significant commitments in “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the nine months ended October 29, 2022.

Indemnification Obligations

See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2024 and 2026 Term Loans. See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $15.1 million.

We currently carry debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2024 and 2026 Term Loan Agreement and 2020 Revolving Credit Facility contemplate an alternative benchmark rate without the need for any amendment thereto.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at October 29, 2022, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 29, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the potential impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We adopted a hybrid work policy where most employees have the option to split their time between home and the office. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the material risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, infrastructure, semiconductor and related industries and end markets. A manifestation of any of the following risks and uncertainties could in circumstance we may or may not be able to accurately predict, render us unable to conduct our business as currently planned and materially and adversely affect our reputation, business prospects, financial condition, cash flow, liquidity and operating results. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties. Our operations could also be affected by risks or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following discussion to be a complete statement of all the potential risks or uncertainties that we face.

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
•risks related to our dependence on a few customers for a significant portion of our revenue including risks related to severe financial hardship or bankruptcy or other attrition of one or more of our major customers, particularly as our major customers comprise an increasing percentage of our revenue;
•risks related to our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
•risks related to our ability to maintain a competitive cost structure for our manufacturing, assembly, testing and packaging processes and our reliance on third parties to produce our products;
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
•risks related to seasonality or volatility related to sales into the infrastructure, semiconductor and related industries and end markets;
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

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

We face risks related to recession, inflation, stagflation and other economic conditions

Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions continue to deteriorate, our business and financial results could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies and commodities have from time to time become restricted, or general market factors and conditions have in the past and may in the future affect pricing of such components, supplies and commodities (such as inflation or supply chain constraints). See also, “Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.”

Unfavorable or uncertain conditions in the 5G and Cloud markets may cause fluctuations in our rate of revenue growth or financial results.

World-wide markets for our 5G and Cloud products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions continue to worsen, overall spending on our 5G and Cloud products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems or Cloud systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G and Cloud are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2022, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 56% of our net revenue for the fiscal year ended January 29, 2022. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, supply chain disruptions have in the past and may in the future negatively impact the demand for our products. We have a limited ability to predict the timing of a supply chain correction. As we have a broad product portfolio and diversified products with many different SKUs, significant supply chain disruptions will cause us to have more work-in-process inventories we hold to ensure we have flexibility to support our customers. If we cannot predict future customer demand or supply chain disruptions, then we may hold excess or obsolete inventory. Moreover, significant supply chain disruption may negatively impact the timing of our product shipments and revenue shipment linearity which may impact and extend our cash conversion cycle. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.

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

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.

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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted for example by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. For example, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.

Entry into new markets, such as markets with different business models, as a result of our acquisitions may reduce our gross margin and operating margin. For example, for certain products we use an ASIC model to offer end-to-end solutions for intellectual property, design team, fab and packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE (non-recurring engineering) costs that customers pay based on the completion of milestones. Our operating margin may decline if our customers do not agree to pay for NREs, if they do not pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred. In addition, the ASIC business model requires us to use third-party intellectual property and we may lose business or experience reputational harm if third parties, including customers, lose confidence in our ability to protect their intellectual property rights. With respect to risks related to our use of third-party intellectual property, see also, “We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.”

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CORONAVIRUS (COVID-19) PANDEMIC

We face risks related to the COVID-19 pandemic which has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.

Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global and domestic macroeconomic effects, the COVID-19 pandemic and related adverse public health measures have caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, sub-contractors and customers have been, and may continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, testing, and packaging activities or the operations of our manufacturing partners, suppliers, distributors, sub-contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.
Although the pandemic related restrictions above have eased in many places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to disrupt business activities, trade, and supply chains in many countries. We expect these impacts to continue for the foreseeable future. For example, we were impacted by COVID outbreaks in Asia during the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.

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

Our ongoing efforts to manage these and other potential impacts may be unsuccessful, and the ultimate impact of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of the COVID-19 pandemic, the availability, widespread distribution, and use of safe and effective vaccines or treatments and the actions taken to contain its spread and mitigate its public health and economic effects. Due to the continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.

The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A “Risk Factors” section.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE RAPID GROWTH OF THE COMPANY AND WITH OUR STRATEGIC TRANSACTIONS

We may not be able to scale our business quickly enough to meet our customers’ needs or in an efficient manner, which could harm our operating results.

Over the last few years, we have rapidly increased in size. As a result, we have had to, and expect in the future to continue to need to, appropriately scale our business, internal systems and organization and to continue to improve our operational, financial and management controls, reporting systems and procedures, to serve our growing customer base. Even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex, requiring management’s time and attention. We could also face inefficiencies, reduced productivity or operational failures as a result of our efforts to scale our business. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our business operations will be fully or effectively implemented on a timely basis, if at all. Any failure of, or delay in, these efforts could negatively impact our performance and financial results.

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures subject us to significant risks, any of which could harm our business.

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or we may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities.

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

Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our stock to finance an acquisition will result in an increase in the number of outstanding shares of stock and reduce the ownership percentage of each of our outstanding stockholders.

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

No Guarantee of Capacity or Supply

The ability of each of our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. When demand is strong, availability of our partners' capacity may be constrained or not available, and with certain exceptions our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by us. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience water shortages, power outages or labor shortages, or, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

There are a very limited number of foundries and consolidation of the foundries that provide services to us or to the semiconductor industry due to bankruptcy or through business combinations, including mergers, asset acquisitions and strategic partnerships may adversely impact us. A foundry, supplier or other manufacturing partner could become unavailable to us if it is acquired by a competitor or a large company that may change the scope of the offerings. For example, Intel Corporation announced in February 2022 of its intent to acquire Tower Semiconductor. Or a foundry may not be suitable for us if it does not invest in, or have the ability to manufacture, advanced technologies. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience increased actual and opportunity costs as a result of our transition to smaller geometry process technologies.” In addition, a foundry or supplier may become unavailable to us as a result of economic or political instability. Any disruption to our manufacturing partners could result in a material decline in our revenue, net income and cash flow.
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

Supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and specific wafer process node constraints have resulted in increased lead times, inability to meet demand, and increased costs and these supply constraints are currently expected to continue throughout the remainder of fiscal 2023. Of these shortages, ABF substrates and specific wafer process nodes are the most constrained at this time and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

In addition, companies in the semiconductor industry, including us, have been impacted by rules and regulations related to business activities in China, or other locations, due to concerns that semiconductors are necessary for U.S. national security, manufacturing and critical infrastructure, and compliance with these rules and regulations may adversely affect our revenues and results of operations. For example, in February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, in October 2022, the U.S. Department of Commerce Bureau of Industry and Security released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and could further restrict our engagement in the China market.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while the Russian invasion of Ukraine (including related export and other business sanctions on Russia) has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets.

The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. In addition, the U.S. government has in the past, and may in the future, adopted policies that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 75% and 79% of our net revenue in the three months ended October 29, 2022 and October 30, 2021, respectively.

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

•local laws and practices that favor local companies, including business practices that are prohibited by the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and regulations;
•difficulties in staffing, managing, or closing foreign operations;
•natural disasters or other events, including droughts or other water shortages, earthquakes, fires, tsunamis and floods, or power outages;
•trade restrictions, higher tariffs, worsening trade relationship between the United States and China, or changes in cross border taxation, particularly in light of the tariffs imposed by the U.S. government;
•transportation and port-related delays;
•difficulties in obtaining, managing or terminating foreign distributors;
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

As a result of the closing of our transaction with Inphi in fiscal 2022, we are now domiciled in the United States and not Bermuda. Therefore, the income from our foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently expecting a material impact on our business by the new taxes under the IRA, if we become subject to these taxes in the future it could materially affect our financial results, including our earnings and cash flow.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15%. Such proposed changes have not generally been enacted into law in most of the primary jurisdictions in which we operate. We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could materially adversely impact our financial results, including our earnings and cash flow.

In addition, in prior years, we entered into incentive agreements in certain foreign jurisdictions that provide for reduced tax rates in such jurisdictions if certain criteria are met. During the three months ended April 30, 2022, the Singapore Economic Development Board agreed to extend our Development and Expansion Incentive by five years until June 30, 2029. In addition, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to reduced tax rates and exemption of certain income from taxation through fiscal 2027. Receipt of past and future benefits under tax agreements and incentives may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of tax benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations and our financial position could be harmed.

In addition, in prior periods, we transferred certain intellectual property to a related entity in Singapore. The impact to us was based on our determination of the fair value of this property, which required management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. In future periods, local tax authorities may challenge our valuations of these assets, which could reduce our expected tax benefits from these transactions.

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

We had approximately $11.6 billion of goodwill and $5.4 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of October 29, 2022. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. For example, if the operations of any businesses that we have acquired declines significantly, we could incur significant intangible asset impairment charges.

For example, during the second quarter of fiscal 2021, we made changes to the scope of our server processor product line in response to changes in the associated market. We transitioned our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required us to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 9 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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
•the potential disruption of our business and operations arising from or connected with a relocation due to moving or to renovating the facility;
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

We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants, manufacturing or other business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past. To the extent that any third-party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies. See also, “We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.”

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

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; securities registration laws; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our manufacturing partners, suppliers, vendors and distributors. To the extent such third parties don’t comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on Environmental, Social and Governance (ESG) matters. While we have certain ESG initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.

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

We are a party to certain contracts with the U.S. government or its subcontractors. Our contracts with the U.S. government or its subcontractors are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with the U.S. government or its subcontractors could adversely impact our future sales and operating results.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 5 – Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we may be currently engaged.

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

We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”). The 2024 and 2026 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2024 and 2026 Term Loan Agreement”). As of October 29, 2022, we had a balance of $1.5 billion on the term loan facility. In addition to the 2024 and 2026 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement (“2020 Revolving Credit Facility” and together with the 2024 and 2026 Term Loan Agreement, the “Credit Agreements”), which provides for a $750.0 million revolving credit facility. As of October 29, 2022, the revolving credit facility is undrawn.

On April 12, 2021, we completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, we completed a private exchange offer where we exchanged most of the notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by us (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of October 29, 2022, we had $2.0 billion aggregate principal amount of Senior Notes outstanding and $913.2 million in aggregate principal amount of the MTI Senior Notes outstanding and $86.7 million aggregate principal amount of the MTG Senior Notes outstanding. On October 8, 2021 and December 16, 2021, we completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the loans incurred under the Credit Agreements will vary based on the applicable public ratings assigned to the indebtedness by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC, Fitch’s and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

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

We have implemented processes for systems under our control intended to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also requires it to share confidential information with manufacturing partners, suppliers and other third parties. Although we take steps to secure confidential information that is provided to third parties, such measures may not always be effective. Immaterial data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with third parties and material data breaches, losses or other unauthorized access to or releases of confidential information may in the future occur in connection with third parties and could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Competitors for talent increasingly seek to hire our employees and executive officers, and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we intensified our efforts to recruit and retain talent. These efforts increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price, such as the recent stock price decline in fiscal year 2023, or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

Changes to U.S. immigration and export policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts. In addition, changes in employment-related laws applicable to our workforce practices may also result in increased expenses and less flexibility in how we meet our changing workforce needs. In addition, as a result of our acquisitions and related integration activities, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.

We have adopted a hybrid work policy for our employees, where employees have the option to split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of our recent move to a hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.3 billion of shares of stock have been repurchased under that program as of October 29, 2022, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases will be subject to, among other things: the best interests of our Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of October 29, 2022, there was $449.5 million remaining available for future stock repurchases of the authorization.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation, our bylaws, and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. Further, in the event such directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party manufacturing partners and assembly, testing and packaging subcontractors. In the event of a natural disaster (such as an drought, earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, power outages or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended October 29, 2022.

Issuer Purchases of Equity Securities

We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic.

The following table presents details of our stock repurchases during the three months ended October 29, 2022 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 31, 2022 to August 27, 2022	—	$—	—	$499.5
August 28, 2022 to September 24, 2022	0.2	$42.79	0.2	$489.5
September 25, 2022 to October 29, 2022	0.9	$43.63	0.9	$449.5
Total	1.1	$43.46	1.1

(1)The monthly periods presented above for the three months ended October 29, 2022, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1.0 billion stock repurchase plan with no fixed expiration. On October 16, 2018, we announced that our Board of Directors authorized a $700.0 million addition to the balance of our existing stock repurchase plan. Our existing stock repurchase program had approximately $304.0 million of repurchase authority remaining as of October 16, 2018 prior to the approved addition. We intend to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	4/20/2021

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-40357	4.1	4/21/2021

4.2	First Supplemental Indenture, dated as of April 20, 2021, by and among Marvell Technology, Inc., Inphi Corporation and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	4/21/2021

4.3	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.4	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.5	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.6	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.7	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.8	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.9	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.10	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.11	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	000-30877	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	000-30877	10.3	12/8/2020

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7#	5/27/2022

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8#	5/27/2022

10.8#	Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022	DEF 14A	001-40357	Appendix A	5/6/2022

10.8.1#	Marvell Technology Group Ltd. 2000 Employee Stock Purchase Plan, as Amended and Restated (now named the Marvell Technology, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated) Form of Subscription Agreement	S-8	333-255384	4.3	4/20/2021

10.8.2#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended December 1, 2020	10-Q	000-30877	10.6	12/4/2020

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021

10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.20#	Fiscal 2023 Named Executive Officer Compensation	10-Q	001-40357	10.20#	5/27/2022

10.21#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description updated June 2020	10-Q	000-30877	10.1	8/28/2020

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

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

MARVELL TECHNOLOGY, INC.

Date: December 2, 2022	By:	/S/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)