Form 10-K
period 2023-01-28
Marvell Technology, Inc.
filed 2023-03-09
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,253,245,480 based upon the closing price of $55.68 per share on the Nasdaq Global Select Market on July 29, 2022 (the last business day of the registrant’s most recently completed second quarter).
As of March 2, 2023, there were 856.9 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the cost and production of our products and kitting process, and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third-parties;
•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the 5G and Cloud markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
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

•risks related to any current and future litigation, regulatory investigations or contractual disputes with customers that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the infrastructure, semiconductor and related industries and end markets;
•risks related to failures to qualify our products or our suppliers’ manufacturing lines;
•risks related to failures to protect our intellectual property, particularly outside the United States;
•risks related to the potential impact of significant events or natural disasters or the effects of climate change (such as droughts, flooding, wildfires, increased storm severity, sea level rise, and power outages), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party manufacturing partners or suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
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

PART I
Item 1. Business

Our Company

Marvell Technology, Inc., together with its consolidated subsidiaries (“Marvell,” “MTI,” the “Company,” “we,” or “us”) is a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets.

We currently are incorporated in Delaware, United States. Our corporate headquarters is 1000 N. West Street, Suite 1200 Wilmington, Delaware 19801, and our telephone number is (302) 295-4840. We also have operations in many countries, including Argentina, China, India, Israel, Japan, Singapore, South Korea, Taiwan and Vietnam. Our fiscal year ends on the Saturday nearest January 31.

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

Our Markets and Products

Our product solutions serve five large end markets: (i) data center, (ii) enterprise networking, (iii) carrier infrastructure, (iv) consumer, and (v) automotive/industrial. These markets and their corresponding customer products and applications are noted in the table below:

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
•Campus and small medium enterprise wireless access points (WAPs)
•Network appliances (firewalls, and load balancers)
•Workstations

Carrier infrastructure	•Broadband access systems •Ethernet switches •Optical transport systems •Routers •Wireless radio access network (RAN) systems
Consumer	•Broadband gateways and routers •Gaming consoles •Home data storage •Home wireless access points (WAPs) •Personal Computers (PCs) •Printers •Set-top boxes
Automotive/industrial	•Advanced driver-assistance systems (ADAS) •Autonomous vehicles (AV) •In-vehicle networking •Industrial ethernet switches •United States military and government solutions •Video surveillance

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended
	January 28, 2023		January 29, 2022		January 30, 2021
Data center	$2,408.8	41%	$1,784.7	40%	$1,040.8	35%
Enterprise networking	1,369.2	23%	907.7	20%	636.0	22%
Carrier infrastructure	1,084.0	18%	820.4	18%	599.4	20%
Consumer	701.1	12%	700.0	16%	574.7	19%
Automotive/industrial	356.5	6%	249.6	6%	118.0	4%
Total	$5,919.6		$4,462.4		$2,968.9

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

Our portfolio of solutions integrate multiple analog, mixed-signal and digital intellectual property components incorporating hardware, firmware and software technologies and our system knowledge to provide our customers highly-integrated solutions for their end products. In addition to selling standard product solutions, where the exact same product is sold to multiple customers, we also offer optimized solutions which are customized to a specific customer’s requirements. The demand for optimized solutions has been increasing as our customers seek greater customization and differentiation for their products and services.

Our current product offerings include custom Application Specific Integrated Circuits (“ASICs”), electro-optics, ethernet solutions, fibre channel adapters, processors and storage controllers.

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

Our low-power and low-latency PAM DSPs implement equalization, estimation, clock recovery, carrier recovery, forward error correction, and coded modulation to enable ultra-fast data transmission speeds. In combination with our drivers, TIAs and silicon photonics, our suite of electro-optical products performs a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds beyond 800 Gbps. These products are key enablers for inter-connecting servers, routers, switches, storage and other infrastructure equipment that process, store and transport data traffic.

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

Our Prestera and Teralynx Ethernet switches integrate market-optimized innovative features, such as advanced tunneling and routing, high throughput forwarding, and packet processing that make networks more effective at delivering content with low-latency and high-reliability. Our Ethernet switch product portfolio ranges from low-power, five-port switches to highly integrated, multi-terabit Ethernet devices that can be interconnected to form massive network solutions.

We complement our Ethernet switches and infrastructure processors with a broad selection of Alaska Ethernet physical-layer transceivers for both optical and copper interconnects with advanced power management, link security, and time synchronization features.

Our Ethernet controllers and network adapters are optimized to accelerate and simplify data center and enterprise networking. Our family of products provide exceptional value features and performance enabling the most agile and data-intensive applications. They deliver Ethernet connectivity for enterprise-class workstations all the way up to enterprise and cloud data centers.

For the automotive market, we offer an automotive-grade portfolio of Brightlane Ethernet physical-layer transceivers, bridges and switches supporting speeds from 100Mbps to 10Gbps with enhanced safety and security features required for today’s and tomorrow’s in-vehicle networks. Our Brightlane automotive Ethernet products provide the in-vehicle connectivity for key applications such as advanced driver assistance systems (ADAS), central gateways, body domain controllers, vehicle cameras, and in-vehicle infotainment.

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

Our OCTEON data processor units (DPUs) and multi-core infrastructure processor families provide integrated Layer 4 through 7 data and security processing with additional capabilities at Layers 2 and 3 at line speeds. These software-compatible processors integrate next-generation networking I/Os along with advanced security, storage, and application hardware accelerators, offering programmability for the Layer 2 through Layer 7 processing requirements of intelligent networks. The OCTEON DPUs and processors are targeted for use in a wide variety of carrier, data center, and enterprise equipment, including routers, switches, security UTM appliances, content-aware switches, application-aware gateways, wireless access points, 3G/4G/5G wireless base stations, storage arrays, smart network interface controllers, network functions virtualization (NFV) and software-defined networking (SDN) infrastructure.

Our OCTEON Fusion family of wireless baseband infrastructure processors is a highly scalable product family supporting enterprise small cells, high capacity outdoor picocells and microcells all the way up to multi-sector macrocells for multiple wireless protocols including 5G. The key features include highly optimized processor cores, a highly efficient caching subsystem, high memory bandwidth digital signal processing engines along with a host of hardware accelerators. Additionally, multiple OCTEON Fusion chips can be cascaded for even denser deployments or higher order multiple-input and multiple-output, or MIMO. Our OCTEON Fusion processors have also been designed into 5G base station radio units to help enable Massive MIMO (Multiple Input Multiple Output) antenna and advanced Beamforming implementations.

Our NITROX security processor family provides the functionality required for Layer 3 to Layer 5 secure communication in a single chip. These single chip, custom-designed processors provide security protocol processing, encryption, authentication and compression algorithms to reduce the load on the system processor and increase total system throughput. The LiquidSecurity product family is a high-performance hardware-based transaction security solution for cloud data center and enterprise applications. It address the high-performance security requirements for private key management and administration. This family is available as an adapter with complete software or as a standalone appliance.

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

Storage Controllers

We offer a broad portfolio of storage controllers for hard disk drives (“HDDs”) and solid-state-drives (“SSDs”) across all high-volume markets. Our Bravera controllers integrate several key Marvell technologies spanning compute, networking, security and storage. These key technologies enable our controllers to be optimized performance-power solutions and to help our customers high-efficient storage products. Our Bravera HDD controllers integrate Marvell’s industry-leading read channel technologies to enable higher volumetric densities at low power profiles and are being used by all the current HDD makers. Our technology density and power differentiators are critical for addressing the fast-growing high-capacity, nearline HDD data center and enterprise markets. To further enhance our Bravera HDD controller differentiation and value propositions, we offer customers preamplifier products as part of a chipset with our HDD controllers, seeking to increase our customers’ product efficiencies. Our Bravera HDD controllers support all the high-volume host system interfaces, including Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (“SAS”), which are critical for the data center and enterprise markets.

Our Bravera SSD controller products leverage our strong HDD controller know-how and system-level expertise. We integrate several of our Bravera HDD controller IPs with our flash technologies to deliver optimal solutions for data center, enterprise and client computing markets. Our Bravera SSD controller products integrate hardware and firmware components to help accelerate our customers’ time to market and maximize the capabilities of our solutions. Like our HDD controllers, our SSD controllers support all the high-volume SSD host system interfaces, including SAS, SATA, peripheral component interconnect express (“PCIe”), non-volatile memory express (“NVMe”) and NVMe over Fabrics (“NVMe-oF”).

Our new controller chipset products enable innovative flash-based storage architectures in data centers and enterprises. These solutions increase overall data center performance, density and scalability while lowering overall power, resulting in lower total cost of ownership for the infrastructure organizations.

Financial Information about Segments and Geographic Areas

We have determined that we operate in one reportable segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 15 – Segment and Geographic Information” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our international operations.

Customers, Sales and Marketing

Our target customers are original equipment manufacturers (“OEMs”) and original design manufacturers, both of which design and manufacture end market devices. We seek to strategically align our sales force along key customer lines in order to offer fully integrated platforms to our customers. In this way, we believe we can more effectively offer a broader set of content into our key customers’ end products, without having multiple product groups separately engage the same customer. We seek to complement and support our direct sales force with manufacturers’ representatives for our products in North America and Europe. In addition, we have contracted with distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third-party logistics providers who maintain warehouses in close proximity to our customers’ facilities. We expect that a significant percentage of our sales will continue to come from direct sales to key customers.

We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. Our marketing team works in conjunction with our field sales and application engineering force, and is organized around our product groups.

During fiscal 2023, 2022 and 2021, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Distributor:
Distributor A	20%	15%	13%

Net revenue attributable to Distributor A increased due to the change of four large module makers from direct to distribution accounts to align with our support business model in Asia.

Inventory and Working Capital

We typically place firm orders with our suppliers up to 52 weeks prior to the anticipated delivery date and typically prior to an order for the product. Starting in fiscal 2022 and through the first half of fiscal 2023, in response to a large increase in demand from our customers for our products in a majority of our end markets as they continued to invest in data infrastructure, our operations team continued to increase production with our global supply chain partners to alleviate supply constraints. However, with the start of a broad inventory correction in the semiconductor industry, supply constraints have now mostly resolved. To secure capacity over the long term, we have entered into and expect to continue to enter into capacity reservation arrangements with certain foundries and partners for substrates. Our products typically have long multi-year lifecycles and we often maintain substantial inventories because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits with the smallest die size and lowest power. We devote a significant portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that are intended to enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs.

We have assembled a core team of engineers who have experience in the areas of complementary metal oxide semiconductor (“CMOS”) technology, digital signal processing, electro-optics, embedded microprocessors, mixed-signal circuit design, silicon photonics, and system-level architectures. We have invested and expect to continue to invest a significant amount in research and development. See our discussion of research and development expenses in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further information.

Manufacturing

Integrated Circuit Fabrication

The vast majority of our integrated circuits are fabricated using widely available CMOS processes, which is intended to provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower costs. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facilities. This is intended to allow us to focus our efforts on the design and marketing of our products. We seek to work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. We also seek to closely monitor foundry production to help ensure consistent overall quality, reliability and yield levels. Our integrated circuits are currently fabricated in several advanced manufacturing processes. Because more precise manufacturing processes are expected to lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually seek to evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

We typically outsource all product packaging and testing requirements for our products in production to several assembly and test subcontractors primarily located in Taiwan, Canada, Korea, Singapore and China.

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

Environmental Management

We are also subject to environmental rules and regulations in multiple jurisdictions, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Regulation, Evaluation and Authorization of Chemicals SVHC Substances Directive, the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive), China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, and California Safe Drinking Water and Toxic Enforcement Act of 1986.

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

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of January 28, 2023, we have over 10,000 issued patents and pending patent applications in the United States and other countries, covering various aspects of our technology. The expiration of our patents range from 2023 to 2042, and none of the patents expiring in the near future are expected to be material to our IP portfolio as we are not substantially dependent on any single patent or group of related patents. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.

We have expended and expect to continue to expend considerable resources in establishing a patent position designed to protect our intellectual property. While our ability to compete is enhanced by our ability to protect our intellectual property, we believe that in view of the rapid pace of technological change, the combination of the technical experience and innovative skills of our employees may be as important to our business as the legal protection of our patents and other proprietary information.

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

In addition, we have in the past and may in the future be sued by other parties who claim that we have infringed their patents or misappropriated or misused other intellectual property rights, or who may seek to invalidate one or more of our patents, trademarks, or other rights. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K and “Note 6 – Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.

Cyber Security and Information Security Risk Oversight

The Company has a Cyber Security Governance Committee composed of executives and subject matter experts who meet no less than quarterly to review the Company’s information security, programs, policies, and projects. The Company’s Internal Audit Group reviews the cyber security governance and controls annually. In addition, at least quarterly the Audit Committee reviews reports on cyber security from the Chief Information Officer, the Chief Information Security Officer and other members of the Company’s management team.

We regularly perform risk assessments relating to cyber security and technology risks. More specifically, an independent third party performs a quarterly penetration test of Marvell’s IT infrastructure. In addition to quarterly penetration testing, at least once a year, we bring in an independent third party security firm to perform additional tests and audits. Risks identified in this process are analyzed to determine the impact on the Company and the likelihood of occurrence. Such risks are continuously monitored. We conduct information security training as part of our ongoing compliance program, and every employee of the Company is required to participate in such training. We install and regularly update anti-malware and endpoint detection and response (EDR software) on all IT-managed systems and workstations to detect and prevent malicious code from impacting our systems.

The Company has not experienced a material security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, the Company periodically assesses its insurance coverage and has determined not to purchase cyber related insurance.

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

Companies that compete directly with our businesses include, but are not limited to, Advanced Micro Devices, Inc.(“AMD”), Astera Labs, Inc., Broadcom Inc.(“Broadcom”), Cisco Systems, Inc.(“Cisco”), Credo Technology Group Holding Ltd, Intel Corporation, MACOM Technology Solutions Holdings, Inc., MediaTek Inc., Microchip Technology Inc., Montage Technology, Nvidia Corporation, NXP Semiconductors N.V., Phison Electronics Corporation, Qualcomm Incorporated (“Qualcomm”), Rambus, Inc., Realtek Semiconductor Corporation, Semtech Corporation, Silicon Motion Technology Corporation, and Socionext Inc. We expect increased competition in the future from both emerging and established companies, as well as from alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.

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

Human Capital

We believe that attracting, retaining and motivating a workforce with the ability to support our leading position in semiconductor innovation is essential to effectively execute our strategy. Accordingly, we believe our success depends on our ability to attract, retain and motivate the highly skilled talent necessary to scale our business. We believe the people who work here are our greatest resource, and we encourage and empower all individuals employed at Marvell to excel to their greatest potential. We seek to create an environment that fuels collaboration and innovation, inspires our employees to give their best, and enables our business to thrive. We work hard to attract the industry’s best talent, provide opportunities to learn and grow, and create an environment where our employees feel motivated, appreciated and engaged, and have a pathway to building a long-term career at Marvell.

Our Board of Directors (the “Board”) and its committees share oversight of our human capital management strategy. The Nominating and Governance Committee has oversight of our approach to human capital and inclusion and diversity as part of its broader focus on Environmental, Social, and Governance (“ESG”). Marvell annually conducts talent reviews and succession planning and the Board receives updates regularly from senior management on succession planning, management talent assessment, attrition and employee survey results. Our executive management team also reviews our human capital initiatives and our progress on such initiatives. The Audit Committee provides oversight of business risks and ethics and compliance programs, both of which have relevance for human capital- and workplace-related issues. The Executive Compensation Committee provides oversight of our overall compensation philosophy, policies and programs, and their respective alignment with our human capital strategy.

The Company employed 7,448 people as of January 28, 2023. As of January 28, 2023, our global workforce was comprised of approximately: 99.6% full time employees and 0.4% part time employees. Our employees sit across three geographical regions: 48.6% of employees are based in the Americas, 40.4% are in APAC (which includes India) and 11.0% are in EMEA.

At Marvell, we focus on employee retention by seeking to foster an environment where people can learn, develop, and advance their careers with us over the long term. We regularly monitor employee turnover, as given the nature of our business, our success depends upon highly trained personnel with the technical skills necessary to execute on our business objectives. We believe the combination of competitive compensation and career growth and development opportunities help to increase employee tenure and reduce voluntary turnover. Intern and entry level professional new hires are an important part of our overall talent pipeline and strategy, as students and entry level professionals often have knowledge in the latest research and innovations, and we want Marvell to benefit from that knowledge.

Competitive Compensation and Benefits

We believe we provide comprehensive, market-competitive compensation and benefits, including affordable health and wellness coverage, globally and consider them a key priority for attracting and keeping top talent. Each year, we benchmark our compensation and benefits programs against our industry peers to help ensure we maintain competitiveness in each of our markets. We seek to align our executives’ long-term equity compensation with our stockholders’ interests by linking realizable pay with performance.

Culture, Engagement and Development

Marvell’s Core Behaviors lay the foundation of our culture and are centered around four key aspects:

•Act with integrity and treat everyone with respect,
•Innovate to solve customer needs,
•Execute with thoroughness and rigor, and
•Help others achieve their objectives.

Our efforts to attract, develop, engage and retain employees, as well as our efforts to embed inclusion and diversity (“I&D”) across the Company, reinforce these behaviors. Our Core Behaviors also serve as a roadmap to help integrate employees as we grow through hiring and acquisitions.

We seek to take a holistic approach to helping employees feel engaged, connected and supported — from employee and family events, to learning and development, to weekly Company-wide emails from our CEO. One of the ways we measure levels of engagement is through our annual Voice of the Employee Survey. Survey results help us to better understand employee needs and opportunities for improvement, and to develop action plans to address them.

We offer a variety of employee training programs, including management training programs aligned with the level of managers, technical training, mandatory compliance trainings and voluntary professional development opportunities. In addition, we organize a wide range of employee events designed to foster a sense of community at Marvell.

The COVID-19 pandemic has presented challenges for all individuals and businesses. Our leadership has continued to engage and support employees through the pandemic in a range of ways, including sending frequent communication and resources, providing a number of four day “recharge weekends,” and surveying employees on the experience of working from home. See the Health and Safety section below for more details.

Inclusion and Diversity

Marvell is committed to creating and fostering an inclusive, diverse and engaging workplace where people feel fulfilled, inspired and motivated to learn and grow both personally and professionally. We value the uniqueness that a diverse global team brings to our company, and we are focused on creating an environment that fully leverages the perspectives and contributions of every individual.

Our Inclusion and Diversity (“I&D”) approach is centered around three key aspects:

•Interconnected across the company: Embedding inclusivity in every function and in everything we do
•Full participation and responsibility: Empowering every employee to do their part toward creating a welcoming and inclusive environment
•Globally aligned and locally relevant: Applying our global strategic framework to specific regional and local site needs

Our efforts focus on four I&D business outcomes:

•Activate and empower leaders
•Create an inclusive best place to work
•Cultivate a diverse workforce
•Lead in the marketplace and community

Health and Safety

We believe everyone deserves a safe workplace that supports their health and wellbeing. To help create this environment, we seek to continue to evolve our programs and resources to support employees’ mental and physical wellbeing.

The COVID-19 pandemic has placed a continued emphasis on health and safety at Marvell, and we took various steps to promote the health, safety and wellness of our employees during the crisis.

While our workplaces are mainly office facilities with limited safety hazards, we recognize the importance of preventing and addressing any risks that may occur. As a company, we work to prevent injury by focusing on ergonomics, employee training, maintenance, hazard reporting mechanisms and developing emergency action plans. We encourage our employees to report unsafe conditions.

Climate Change

Climate change is an important topic for Marvell. We recognize that climate change may pose potential risks and may create potential opportunities to our organization and are taking steps to further identify and assess the nature and magnitude of these risks and opportunities. As such, Marvell is working to develop plans to mitigate and manage any potential material climate change risks and to benefit from any potential climate change opportunities.

Management is responsible for formulating and executing our climate strategy. Marvell also runs an executive-level ESG Committee to provide senior leadership and strategic guidance on ESG, as well as ESG Working Groups who are responsible for gathering data, setting strategy and goals, and supporting disclosure efforts on material ESG topics. Marvell’s Chief Operations Officer (the “COO”) is the executive sponsor of the Environment Working Groups and has overall responsibility at the executive level for climate strategy and related issues. The COO is responsible for assessing and leading the management of climate-related risks and opportunities, elevating stakeholder concerns and guiding the implementation of climate-related policies, programs and disclosures. The COO is also a member of the executive-level ESG Committee, and, in that capacity, is responsible for elevating climate topics to Marvell’s senior leadership and, ultimately, to the Board’s Nominating and Governance and Audit Committees. The Nominating and Governance Committee has oversight of our climate strategy and ESG matters and receives quarterly updates on our ESG performance. Our Board of Directors receives periodic updates on our ESG performance.

Marvell has an enterprise risk management process in place that may be leveraged to help identify potential climate-related risks and to assess the magnitude of such risks. We have already committed to and are in the process of setting a Science Based Target aligned with the latest climate science to remain within the 1.5°C warming limit established under the Paris Agreement. We have reported against the Task Force for Climate-related Financial Disclosures (“TCFD”) framework in our Fiscal Year 2022 ESG Report and have conducted scenario analysis on the potential impacts of climate change to our business in alignment with the TCFD framework.

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
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products and kitting process, and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third-parties;
•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the 5G and Cloud markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
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
•risks related to the potential impact of significant events or natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, sea level rise, and power outages), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party manufacturing partners or suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our Environmental, Social and Governance (ESG) programs; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs, failure to pay enough to cover the costs we incur in connection with NREs or non-payment of previously agreed NRE costs due to us.

Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Due to fluctuations in our quarterly results of operations and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. Accordingly, you may not be able to resell your common stock at or above the price you paid. In future periods, our stock price could decline if, among other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. Our stock is traded on the Nasdaq Global Select Market under the ticker symbol “MRVL”. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

We face risks related to recessions, inflation, stagflation and other economic conditions

Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, or conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

World-wide markets for our 5G and Cloud products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions continue to worsen, overall spending on our 5G and Cloud products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems or Cloud systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G and Cloud are still developing, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2023, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 63% of our net revenue for the fiscal year ended January 28, 2023. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

If we are unable to increase the number of large customers in key markets, then our operating results in the foreseeable future would be expected to continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

In addition, there has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships (for example, Western Digital acquired SanDisk in 2017, Toshiba Corporation sold control of a portion of its semiconductor business in 2018, and Cisco acquired Acacia Communications in 2021). Mergers or restructuring among our customers, or their end customers, could increase our customer concentration with a particular customer or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Such future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.

In addition, we may be unable to negotiate as favorable terms with larger customers whether those customers resulted from customer consolidation, merger integrations or other reasons, and any such less favorable terms could harm our business and our results of operations.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers have, and others may in the future, cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, customers who have purchase commitments may not honor those commitments. Due to their inability to predict demand or other reasons, during the last few years some of our customers have accumulated excess inventories and, as a consequence, they either have deferred or they may defer future purchases of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management.

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies in April 2020, Infineon acquired Cypress Semiconductors in April 2020, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022 and Qualcomm acquired Veonner in 2022. In addition, MaxLinear, Inc. announced plans to acquire Silicon Motion in May 2022 and Broadcom announced plans to acquire VMware in May 2022. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.

The products we develop and sell are primarily used for high-volume applications. While prices of our products have increased recently due to inflation and additional costs resulting from securing an increase in supply, the prices of our products have historically decreased. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted for example by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. For example, during the first few quarters of fiscal year 2023 supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.

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

Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic or other future pandemics. In addition to global and domestic macroeconomic effects, during fiscal years 2022 and 2023 the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, sub-contractors and customers have been, and may continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, testing, and packaging activities or the operations of our manufacturing partners, suppliers, distributors, sub-contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.

Although the pandemic related restrictions above have eased in many places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal year 2023 COVID-19 continued to disrupt business activities, trade, and supply chains in many countries. We expect lingering impacts related to COVID-19 to continue for the foreseeable future. For example, we were impacted by COVID outbreaks in Asia during the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.

In addition to operational and customer impacts, the COVID-19 pandemic has had, and is expected to continue to have, (and future pandemics are expected to have) a significant impact on the economies and financial markets of many countries including an economic downturn, which has affected and may in the future affect demand for our products and impact our operating results in both the near and long term. There can be no assurance that any decreases in sales resulting from the COVID-19 pandemic (or any future pandemic) will be offset by increased sales in subsequent periods.

Our ongoing efforts to manage these and other potential impacts of the COVID-19 pandemic (and any impacts of future pandemics) may be unsuccessful. As the COVID-19 pandemic reaches endemic stages, due to the continued uncertainty regarding its severity and duration (including resurgences or mutations of the virus), related public health measures and macroeconomic impacts, at this time we are unable to predict its full impact on our business, financial condition, operating results and cash flows.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE RAPID GROWTH OF THE COMPANY AND WITH OUR STRATEGIC TRANSACTIONS

We may not be able to scale our business quickly enough to meet our customers’ needs or in an efficient manner, which could harm our operating results.

Over the last few years, we have rapidly increased in size. As a result, we have had to, and expect in the future to continue to need to, appropriately scale our business, internal systems and organization, and to continue to improve our operational, financial and management controls, reporting systems and procedures, to serve our growing customer base. Even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex, requiring management’s time and attention. We could also face inefficiencies, reduced productivity or operational failures as a result of our efforts to scale our business. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our business operations will be fully or effectively implemented on a timely basis, if at all. Any failure of, or delay in, these efforts could negatively impact performance our financial results.

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting of certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities.

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

Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our stock to finance an acquisition, will result in an increase in the number of outstanding shares and will reduce the ownership percentage of each of our outstanding stockholders.

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner or at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions, or parts of these transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other approvals; disputes or litigation; or difficulties obtaining financing for the transaction. In addition, such transactions are increasingly being subjected to regulatory review and other burdens, which could delay the closing of any transaction and greatly increase the costs related to such transaction.

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

Regional Concentration

Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly, testing and packaging facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of these third-party foundries, as well as our assembly, testing and packaging subcontractors, we are exposed to the risk that their operations may be disrupted by regional events including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic and future pandemics, or by political, social or economic instability, or by geopolitical tensions and conflicts. For example, we were impacted by COVID outbreaks in Asia in the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries capable of producing advanced technologies and identifying and implementing alternative manufacturing facilities would be time consuming. Although there is a movement in the U.S. to build more foundries locally and the U.S. government is providing funds or other incentives for certain companies to do so, we do not expect that such foundries will be available to us to produce advanced technologies any time soon, if ever. If we need to utilize alternate manufacturing facilities, either in Taiwan or elsewhere we could experience significant expenses and delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply

The ability of each of our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. When demand is strong, availability of our partners’ capacity may be constrained or not available, and with certain exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by us. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages or labor shortages, or lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

We have in the past including in the first few quarters of fiscal year 2023, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply constraints have impacted, and are expected in the future to impact, the kitting process for our products. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy the increase in demand for some of our products.

While we attempt to create multiple sources for our products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. Any disruption to our or foundry partners could result in a material decline in our revenue, net income and cash flow. In addition, our assembly testing and packaging partners may be single sourced and it may be difficult for us to transition to other manufacturing partners for these services.

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

During the first few quarters of fiscal year 2023, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity, and specific wafer process node constraints resulted in increased lead times, inability to meet demand, and increased costs. Of these shortages, ABF substrates and specific wafer process nodes were the most constrained and most of these suppliers are located in Japan and Taiwan. Because of the geographic concentration of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

We have in the past, and may continue to, make custom or semi-custom products on an exclusive basis for some of our customers for a negotiated period of time. The percentage of our sales related to custom or semi-custom products has been increasing over the last few years. Any revenue from sales of our custom or semi-custom products is directly related to sales of the third-party customer’s products and reflective of their success in the market. We have no control over the marketing efforts of these third-party customers and can’t make any assurances that sales of their products will be successful in current or future years. In addition, if these customers are bought by our competitors or other third parties, they may terminate agreements related to these custom or semi-custom products or otherwise limit our access to technology necessary for the production of these products. As a result, there may be no other customers for these products due to their custom or semi-custom nature. Consequently, we may not fully realize our expectations for custom or semi-custom product revenue and our operating results may be adversely affected.

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

In addition, the development of new semiconductor solutions is highly complex and, due to a variety of factors, including supply chain cross-dependencies, dependencies on EDA and similar tools, dependencies on the use of third party, business partner or customer intellectual property, collaboration and synchronization requirements with business partners and customers, requirements to establish new manufacturing, testing, assembly and packing processes, and other factors, we may experience delays in completing the design, development, production and introduction of our new products. Any delays could result in increased development costs, hurt our customer relationships including our ability to win new designs, resulting in lost potential future revenue, or impact our ability to allocate resources to other projects. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.

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

Prior to purchasing our products, some of our customers require that both our products and our third-party manufacturing partners undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process can take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party manufacturing partners’ process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

We rely on third-party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales

From time to time, we enter into relationships with distributors and manufacturers’ representatives to sell our products, and we are unable to predict the extent to which these partners will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives also market and sell competing products, and may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain or attract distributors or manufacturers’ representatives, or if any of our distributors or manufacturer’s representatives are unsuccessful in marketing and selling our products or terminate their relationships with us, our sales and results of operations will be harmed.

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

Most of our products are manufactured by third-party foundries located in Taiwan. As we have a significant amount of sales into China, we may be adversely impacted by export restrictions, labeling requirements or other trade related issues or disputes, or political conflicts or tensions between China and Taiwan as these restrictions and requirements could impact or delay the delivery of our products to our customers in China.

We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Some customers in China may be able to cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade restrictions are in effect. See also, the Risk Factor entitled “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet that demand or be unable to obtain the supplies or contract manufacturing capacity to meet that demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Changes to U.S. or foreign tax, trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while the Russian invasion of Ukraine (including related export and other business sanctions on Russia) has not had a material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 75% and 78% of our net revenue in fiscal 2023 and fiscal 2022, respectively.

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

•difficulties in staffing, managing or closing foreign operations;
•natural disasters or other events, including droughts or other water shortages, earthquakes, fires, tsunamis and floods, or power outages;
•trade restrictions, higher tariffs, worsening trade relationship between the United States and China, or changes in cross border taxation, particularly in light of the tariffs imposed by the U.S. government;
•transportation and port related delays;
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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs, or where our third-party manufacturing partners have significant costs, will increase the cost of such operations which could harm our results of operations. In addition, an appreciation of the U.S. dollar relative to the local currency could reduce sales of our products.

CHANGES IN OUR EFFECTIVE TAX RATE MAY REDUCE OUR NET INCOME

Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.

As a result of the closing of our transaction with Inphi, we are now domiciled in the United States and not Bermuda. Therefore, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022.These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently expecting a material impact on our business by the new taxes under the IRA if we become subject to these taxes in the future it could materially affect our financial results, including our earnings and cash flow.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15%. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. Such proposed changes have not generally been enacted into law in most of the primary jurisdictions in which we operate. We will continue to monitor countries’ laws with respect to the OECD model rules with respect to a global minimum tax. We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could materially adversely impact our financial results, including our earnings and cash flow.

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

We had approximately $11.6 billion of goodwill and $5.1 billion of acquired intangible assets on our consolidated balance sheet as of January 28, 2023. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, during the second quarter of fiscal 2021, we made changes to the scope of our server processor product line in response to changes in the associated market. We transitioned our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required us to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 10 – Restructuring” in the Notes to the Consolidated Financial Statements for further information.

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
•adverse changes in the value of these properties due to economic conditions, the movement by many companies to a full time work from home or a hybrid work environment, interest rate changes, changes in the neighborhood in which the property is located, or other factors;
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

We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We may also be required to license some of our patents to others including competitors as a result of our participation in and contribution to development of industry standards. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in jurisdictions where the laws may not protect our proprietary rights as fully as in the United States or other developed countries. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations. In addition, we have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our confidential information including our intellectual property. Despite our efforts, we may be subject to breach of these security systems and controls which may result in unauthorized access to our facilities and labs and/or unauthorized use or theft of the confidential information and intellectual property we are trying to protect. See also, “Cyber security risks could adversely affect our business and disrupt our operations.” If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

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

In addition, we license technology from Arm Limited that is included in a majority of our products and would be adversely impacted if the pricing for, or availability of, the relevant technology is changed in an adverse manner.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on Environmental, Social and Governance (ESG) matters. While we have certain ESG initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives, including our diversity initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.

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

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 6 – Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Annual Report on Form 10-K for a more detailed description of any material litigation matters in which we may be currently engaged.

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

We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”). The 2024 and 2026 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2024 and 2026 Term Loan Agreement”). As of January 28, 2023, the Company had a balance of $1.5 billion on the term loan facility. In addition to the 2024 and 2026 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement (“2020 Revolving Credit Facility” and together with the 2024 and 2026 Term Loan Agreement, the “Credit Agreements”), which provides for a $750.0 million revolving credit facility. As of January 28, 2023, the revolving credit facility is undrawn.

On April 12, 2021, we completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, we completed a private exchange offer where we exchanged most of the notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by us (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of January 28, 2023, we had $2.0 billion aggregate principal amount of Senior Notes outstanding and $913.2 million in aggregate principal amount of the MTI Senior Notes outstanding and $86.7 million aggregate principal amount of the MTG Senior Notes outstanding. On October 8, 2021 and December 16, 2021, we completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.

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

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes) or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.

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

WE ARE SUBJECT TO CYBER SECURITY RISKS

Cyber security risks could adversely affect our business and disrupt our operations.

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. Cyber-attacks may include phishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets.

We have implemented processes for systems under our control intended to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cyber security incidents has also increased during fiscal 2023 due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

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

To the extent that any system failure, accident or security breach results in material disruptions or interruptions to our operations, or those of our customers, suppliers and manufacturing and other business partners, or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected.

GENERAL RISK FACTORS

We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Despite a wave of recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was recently hired by another semiconductor company), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price, such as the recent stock price decline in fiscal year 2023, or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

Changes to U.S. immigration and export policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts. In addition, changes in employment-related laws applicable to our workforce practices may also result in increased expenses and less flexibility in how we meet our changing workforce needs.

In addition, as a result of our past and any future acquisitions and related integration activities, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.3 billion of shares of stock have been repurchased under that program as of January 28, 2023, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations, market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of January 28, 2023, there was $449.5 million remaining available for future stock repurchases under the authorization.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation, our bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. Further, in the event such directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party manufacturing partners and assembly, testing and packaging subcontractors. In the event of a natural disaster (such as drought, earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, power outages, cyber-attack or incident, or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table presents the approximate square footage of our significant owned and leased facilities as of January 28, 2023:

		(Square Feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	983,000	692,000
India	Research and design	—	263,000
Israel	Research and design	—	220,000
Taiwan	Research and design	—	98,000
Singapore	Operations, and research and design	—	60,000
Canada	Research and design	—	56,000
China	Research and design, and sales and marketing	116,000	46,000
	Total	1,099,000	1,435,000

(1)Lease terms expire in various years from 2023 through 2032; provided, however, that we have the option to extend certain leases past the current lease term. We have ceased-use lease facilities and subleased facilities of approximately 283,000 square feet in the United States that are excluded from the table above.

We also lease smaller facilities in various international locations, which are occupied by administrative, sales, design and field application personnel. Based on the potential for future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3. Legal Proceedings

The information set forth under “Note 6 – Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Shares of Marvell Technology Group Ltd. (our prior parent company) began trading under the MRVL symbol on June 27, 2000, upon completion of an initial public offering. As of April 20, 2021, shares of Marvell Technology, Inc began trading under the symbol MRVL.

As of March 2, 2023, the approximate number of record holders of our common stock was 590 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since February 3, 2018 through January 28, 2023. The graph compares a $100 investment on February 3, 2018 in our common stock with a $100 investment on February 3, 2018 in each index and assumes that any dividends were reinvested. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
Marvell Technology, Inc.**	100.00	83.15	109.69	236.42	305.88	205.15
S&P 500	100.00	99.94	121.49	142.45	172.36	160.94
PHLX Semiconductor	100.00	99.56	141.14	231.43	267.92	242.36
**Information prior to April 20, 2021 is for Marvell Technology Group, Ltd.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.06 per share payable to holders of our common stock in each quarter of fiscal 2023, 2022 and 2021. As a result, we paid total cash dividends of $204.4 million in fiscal 2023, $191.0 million in fiscal 2022, and $160.6 million in fiscal 2021.

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

In fiscal 2023, on December 2, 2022, the Company acquired all the equity interests of a private company for cash and stock. Pursuant to this transaction, 439,499 shares of Marvell common stock were issued, which shares are subject to forfeiture in some circumstances. The shares of Marvell common stock were issued in a private placement pursuant to Rule 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic.

We did not purchase any shares of our common stock for the three months ended January 28, 2023. We have $449.5 million of repurchase authority remaining under our current share repurchase program.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets.

Net revenue in fiscal 2023 was $5.9 billion and was 33% higher than net revenue of $4.5 billion in fiscal 2022. This was due to an increase in sales from a majority of our end markets. Sales increased from the data center end market by 35%, from the enterprise networking end market by 51%, from the carrier infrastructure end market by 32%, and from the automotive/industrial end market by 43% compared to fiscal 2022. The sales from our consumer end market were relatively flat for fiscal 2023 compared to fiscal 2022.

Starting in fiscal 2022 and through the first half of fiscal 2023, in response to a large increase in demand from our customers for our products in a majority of our end markets as they continued to invest in data infrastructure, our operations team continued to increase production with our global supply chain partners to alleviate supply constraints. However, with the start of a broad inventory correction in the semiconductor industry, supply constraints have now mostly resolved. During the second half of fiscal 2023, in response to a softening demand environment, customers started requesting to push out shipments and reschedule orders to manage their inventory. In the fourth quarter, we saw the largest impact from our storage customers. In addition, demand for our products has come down significantly from our OEM customers in China, as they deal with a changing macroeconomic situation.

To secure capacity over the long term, we have entered into and expect to continue to enter into capacity reservation arrangements with certain foundries and partners for substrates. See “Note 6 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional information.

We continue to monitor the impact of COVID-19 on our business. As part of our response to the effects of COVID-19, we adopted a hybrid work policy where most of our employees have the option to split their time between working from home and the office. We continue to expect lingering impacts with respect to COVID-19 on our business, for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government’s export restrictions on certain Chinese customers to continue to impact our revenue. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which use our solutions may also be impacted by export restrictions. See also Part I, Item IA, “Risk Factors,” including, but not limited to, the risk detailed under the caption “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business.”

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2023, fiscal 2022 and fiscal 2021 each had a 52-week period.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. During our fiscal year ended January 28, 2023, we repurchased 2.3 million shares of our common stock for $115.0 million, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan during the second quarter of fiscal 2023. As of January 28, 2023, $449.5 million remained available under our stock repurchase program for future stock repurchases. See “Note 11 – Stockholders’ Equity” in the Notes to the Consolidated Financial Statements for further information.

As of January 28, 2023, a total of 310.4 million shares have been repurchased since inception of our current and previous stock repurchase programs for an aggregate total of $4.4 billion in cash. We returned $319.4 million to stockholders in fiscal 2023 through $115.0 million in repurchases of shares of common stock and $204.4 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $911.0 million at January 28, 2023, which were $297.5 million higher than our balance at our fiscal year ended January 29, 2022 of $613.5 million.

Sales and Customer Composition. We regularly monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 75% of our net revenue in fiscal 2023, 78% of our net revenue in fiscal 2022 and 80% of our net revenue in fiscal 2021. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

The development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycle, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption, “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, or be unable to obtain the supplies or contract manufacturing capacity to meet that demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, goodwill and other intangible assets, and business combinations. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see “Note 2 – Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

As of the last day of the fourth quarter of fiscal 2023, we performed our annual impairment assessment for testing goodwill. A step one assessment was performed. Based on our assessment, we determined there was no goodwill impairment.

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

Results of Operations

Years Ended January 28, 2023 and January 29, 2022

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	January 28, 2023	January 29, 2022
Net revenue	100.0%	100.0%
Cost of goods sold	49.5	53.7
Gross profit	50.5	46.3
Operating expenses:
Research and development	30.1	31.9
Selling, general and administrative	14.3	21.4
Legal settlement	1.7	—
Restructuring related charges	0.4	0.7
Total operating expenses	46.5	54.0
Operating income (loss)	4.0	(7.7)
Interest income	0.1	—
Interest expense	(2.9)	(3.1)
Other income, net	0.2	—
Income (loss) before income taxes	1.4	(10.8)
Provision (benefit) for income taxes	4.2	(1.4)
Net loss	(2.8)%	(9.4)%

Net Revenue

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentage)
Net revenue	$5,919.6	$4,462.4	32.7%

Our net revenue for fiscal 2023 increased by $1.5 billion compared to net revenue for fiscal 2022. This was due to an increase in sales from a majority of our end markets. Sales increased from the data center end market by 35%, from the enterprise networking end market by 51%, from the carrier infrastructure end market by 32%, and from the automotive/industrial end market by 43% compared to fiscal 2022. The sales from the consumer end market were relatively flat for fiscal 2023 compared to fiscal 2022.

The overall increase in revenue of 33% for fiscal 2023 was primarily driven by relatively higher sales of products with higher average selling prices associated with higher content and more features. In addition, the overall increase in net revenue was also driven by an increase in demand for our products and the year-over-year impact of acquisitions made in fiscal 2022, with both factors contributing to higher sales of products and higher unit shipments.

Cost of Goods Sold and Gross Profit

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Cost of goods sold	$2,932.1	$2,398.2	22.3%
% of net revenue	49.5%	53.7%
Gross profit	$2,987.5	$2,064.2	44.7%
% of net revenue	50.5%	46.3%

Cost of goods sold as a percentage of net revenue decreased for fiscal 2023 compared to fiscal 2022 primarily due to lower amortization of inventory fair value adjustment and acquired intangible assets as a percentage of net revenue. As a result, gross profit for fiscal 2023 increased 4.2 percentage points compared to fiscal 2022.

Research and Development

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Research and development	$1,784.3	$1,424.2	25.3%
% of net revenue	30.1%	31.9%

Research and development expense increased by $360.1 million in fiscal 2023 compared to fiscal 2022. The increase was primarily due to $255.1 million of higher employee personnel-related costs, including $99.2 million of higher stock-based compensation expense, as a result of headcount increases, including the addition of new employees from our recent acquisitions, $42.0 million of higher engineering design costs, and $24.9 million higher depreciation and amortization costs.

Selling, General and Administrative

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Selling, general and administrative	$843.6	$955.3	(11.7)%
% of net revenue	14.3%	21.4%

Selling, general and administrative expense decreased by $111.7 million in fiscal 2023 compared to fiscal 2022. The decrease was primarily due to a $97.9 million decrease in transaction and integration costs associated with our acquisitions of Inphi and Innovium, Inc. (“Innovium”) that were incurred in the prior year. In addition, our employee personnel-related costs were lower by $13.7 million due to lower stock based compensation expense mainly related to accelerated vesting of Inphi equity awards incurred in the prior year as part of the Inphi acquisition.

Stock-Based Compensation Expense

	Year Ended
	January 28, 2023	January 29, 2022

	(in millions)
Cost of goods sold	$43.3	$31.1
Research and development	372.4	273.2
Selling, general and administrative	136.7	173.2
Total stock-based compensation	$552.4	$477.5

Stock-based compensation expense increased by $74.9 million in fiscal 2023 compared to fiscal 2022. Stock-based compensation under research and development and cost of goods sold increased by $99.2 million and $12.2 million, respectively, partially offset by decrease under selling, general and administrative expense by $36.5 million. The increase was mainly due to additional equity awards assumed as part of the Inphi and Innovium acquisitions as described in “Note 7 – Business Combinations” and “Note 12 – Employee Benefit Plans” in the Notes to the Consolidated Financial Statements. The decrease in stock-based compensation expense under selling, general and administrative expense was mainly related to accelerated vesting of Inphi/Innovium equity awards incurred in the prior year as part of the Inphi and Innovium acquisitions.

Legal Settlement

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Legal settlement	$100.0	$—	*
% of net revenue	1.7%	—%
*Not meaningful

We recorded a charge of $100.0 million in fiscal year 2023 related to the settlement of a contractual dispute. Refer to “Note 6 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for a discussion of this settlement.

Restructuring Related Charges

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021

	(in millions)
Restructuring related charges	$21.6	$32.4	$170.8

Fiscal 2023 vs Fiscal 2022: We recorded total restructuring related charges of $21.6 million in fiscal 2023 as we integrated the acquired businesses and continued to evaluate our existing operations to increase operational efficiency, decrease costs and improve profitability.

Fiscal 2022 vs Fiscal 2021: During the second quarter of fiscal 2021, we made changes to the scope of our server processor product line in response to changes in the associated market. We transitioned our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required us to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets were not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. The charges included $50.3 million in impairment of acquired intangibles, $36.0 million in impairment of purchased IP licenses and $32.7 million in equipment and inventory impairment and other related restructuring charges. The remaining restructuring charges of $61.4 million include approximately $36.9 million in severance and related costs and $24.5 million in other costs. The severance costs primarily relate to the employee separation costs in connection with the acquisitions. The other costs primarily relate to the remaining payments under lease obligations upon vacating certain worldwide office locations, and ongoing operating expenses of vacated facilities. See “Note 10 – Restructuring” in the Notes to the Consolidated Financial Statements for further information.

Interest Income

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Interest income	$5.3	$0.8	562.5%
% of net revenue	0.1%	—%

Interest income increased by $4.5 million in fiscal 2023 compared to fiscal 2022 due to higher interest rates on our invested cash and higher cash balance.

Interest Expense

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Interest expense	$(170.6)	$(139.3)	22.5%
% of net revenue	(2.9)%	(3.1)%

Interest expense increased by $31.3 million in fiscal 2023 compared to fiscal 2022. The increase was primarily due to higher interest expense and amortization of debt issuance costs associated with the 2024 and 2026 Term Loans and the Senior Notes, partially offset by prior period costs associated with the bridge loan termination.

Other Income, net

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentages)
Other income, net	$12.4	$2.7	359.3%
% of net revenue	0.2%	—%

Other income, net increased by $9.7 million in fiscal 2023 compared to fiscal 2022. The increase was primarily due to gains from equity investments and exchange rate fluctuations.

Provision (Benefit) for Income Taxes

	Year Ended
	January 28, 2023	January 29, 2022	% Change in 2023

	(in millions, except percentage)
Provision (benefit) for income taxes	$248.6	$(62.5)	(497.8)%

The income tax expense for fiscal 2023 differs from the U.S. federal statutory rate of 21% primarily due to the remeasurement of Singapore deferred taxes upon extension of the Company’s tax incentive in Singapore, tax benefits attributable to reduction in tax reserves as a result of settled income tax audits in combination with the lapsing of statute of limitations, offset by foreign income inclusions in the U.S., and a tax expense related to the recapture of Israel corporate income taxes. The income tax expense for fiscal 2023 is also impacted by a substantial portion of the Company’s earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, stock compensation tax benefits, and disallowed deductions related to non-deductible compensation.

The income tax benefit for fiscal 2022 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits of stock-based compensation, offset by foreign income inclusions in the U.S. and non-deductible compensation. We continue to evaluate potential changes to our legal entity structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business, as well as changes to our business, and acquisitions and divestitures.

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

Our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 includes a discussion and analysis of our financial condition and results of operations for the year ended January 30, 2021 and year-to-year comparisons between the fiscal years ended January 29, 2022 and January 30, 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and Capital Resources

Our principal source of liquidity as of January 28, 2023 consisted of approximately $911.0 million of cash and cash equivalents, of which approximately $642.0 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 13 – Income Taxes” in the Notes to the Consolidated Financial Statements for further information.

In December 2020, to fund the Inphi acquisition, we executed the 2024 and 2026 Term Loan Agreement to obtain the 2024 and 2026 Term Loans. For the year ended January 28, 2023, we repaid $65.6 million of the principal outstanding on the 2026 Term Loan. As of January 28, 2023, we had $735.0 million borrowings outstanding under the 2024 Term Loan and $787.5 million borrowings outstanding under the 2026 Term Loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility (the “2020 Revolving Credit Facility”). During the year ended January 28, 2023 we drew down $200.0 million on the 2020 Revolving Credit Facility which has been fully repaid at January 28, 2023.

As of January 28, 2023, we had $2.0 billion aggregate principal amount of Senior Notes outstanding and $1.0 billion in aggregate principal amount of the MTG/MTI Senior Notes outstanding. The notes are registered under the Securities Act.

For a description of our contractual obligations including debt, leases, and purchase commitments, see “Note 4 – Debt,” “Note 5 – Leases,” and “Note 6 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements. In addition, see “Note 13 – Income Taxes” regarding tax related contingencies and uncertain tax positions in the Notes to the Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2020 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 6 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.3 billion for fiscal 2023 compared to net cash provided by operating activities of $819.3 million for fiscal 2022. We had a net loss of $163.5 million adjusted for the following non-cash items: amortization of acquired intangible assets of $1.1 billion, stock-based compensation expense of $552.4 million, depreciation and amortization of $304.9 million, deferred income tax expense of $50.4 million, amortization of inventory fair value adjustment associated with Innovium acquisition of $38.7 million, amortization of deferred debt issuance costs and debt discounts of $10.3 million, restructuring related impairment charges of $5.6 million and $52.4 million net loss from other non-cash items. Cash outflow from working capital of $649.8 million for fiscal 2023 was primarily driven by an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses and other assets, and a decrease in accounts payable partially offset by cash inflows due to an increase in accrued liabilities and other non-current liabilities and an increase in accrued employee compensation. The increase in accounts receivable was primarily due to increase sales, as well as changes to the timing of shipments due to evolving supply chain dynamics. We increased inventory in order to better support unfulfilled backlog, new product ramps and the impact from inventory correction late in the year. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements and an increase in ship and debit reserve. The decrease in accounts payable was primarily due to the timing of payments. The increase in accrued liabilities and other non-current liabilities was primarily due to accruals relating to settlement of contractual disputes and an increase in ship and debit claim reserve due to price increases and stock replenishment. The increase in accrued employee compensation was due to increases in our bonus accrual and in employee contributions to the employee stock purchase plan, net of payments.

Net cash provided by operating activities was $819.3 million for fiscal 2022. We had a net loss of $421.0 million adjusted for the following non-cash items: amortization of acquired intangible assets of $979.4 million, stock-based compensation expense of $460.7 million, depreciation and amortization of $265.9 million, amortization of inventory fair value adjustment associated with Inphi and Innovium acquisitions of $194.3 million, deferred income tax benefit of $93.9 million, amortization of deferred debt issuance costs and debt discounts of $21.6 million, restructuring related impairment charges of $6.2 million and $69.0 million net loss from other non-cash items. Cash outflow from working capital of $662.9 million was primarily driven by an increase in accounts receivable, an increase in inventories and an increase in prepaid expenses and other assets. Such increases were partially offset by cash inflows due to an increase in accounts payable, an increase in accrued liabilities and other non-current liabilities and an increase in accrued employee compensation. The increase in accounts receivable was driven primarily by the increase in revenue and stable collections. The increase in inventories is due to strong organic revenue growth and business acquisitions during the year as well as higher materials and manufacturing prices. The increase in prepaid expenses and other assets was due to payments for capacity reservation agreements and an increase in ship and debit reserve. The increase in accrued liabilities and other non-current liabilities was mainly due to an increase in ship and debit claim reserve due to price increase and stock replenishment. The increase in accounts payable was mainly due to timing of payments. The increase in accrued employee compensation was due to the increase in our bonus accrual.

Cash Flows from Investing Activities

Net cash used in investing activities of $328.4 million in fiscal 2023 was primarily driven by the purchases of property and equipment of $206.2 million, net cash consideration for business acquisitions of $112.3 million, and purchases of technology licenses of $11.1 million.

Net cash used in investing activities of $3.7 billion in fiscal 2022 was primarily driven by the net cash consideration for business acquisitions of $3.6 billion, purchases of property and equipment of $169.2 million and purchases of technology licenses of $17.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $662.9 million in fiscal 2023 was primarily attributable to $265.6 million repayment of debt principal, $227.6 million for withholding tax paid on behalf of employees for net share settlement, $204.4 million payment for our quarterly dividends, $142.5 million payments for technology license obligations and $115.0 million repurchases of common stock. These outflows were partially offset by proceeds from issuance of debt of $200.0 million, and $91.3 million proceeds from the issuance of our common stock under our equity inventive plans.

Net cash provided by financing activities of $2.8 billion in fiscal year 2022 was primarily attributable to proceeds from issuance of debt of $3.9 billion, $160.3 million proceeds from capped calls and $84.5 million proceeds from the issuance of our common stock under our equity inventive plans. These inflows were partially offset by $526.8 million repayment of debt principal, $305.8 million for withholding tax paid on behalf of employees for net share settlement, $191.0 million payment for our quarterly dividends, $181.2 million payment for repurchases and settlement of convertible notes, $134.5 million payments for technology license obligations and $11.8 million payments for debt financing and equity issuance costs associated with the Inphi acquisition.

Recent Accounting Pronouncements

Please see “Note 2 – Significant Accounting Policies - Recent Accounting Pronouncements” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2024 and 2026 Term Loans. See “Note 4 – Debt” in our Notes to the Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point may result in an increase or decrease in annual interest expense by approximately $15.1 million.

We currently carry debt that relies on one-month LIBOR as the benchmark rate. The one-month LIBOR is expected to cease publication after June 30, 2023. To the extent the one-month LIBOR ceases to exist, the 2024 and 2026 Term Loans and 2020 Revolving Credit Facility contemplate an alternative benchmark rate without the need for any amendment thereto.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at January 28, 2023, aside from cash and cash equivalents.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marvell Technology, Inc. and subsidiaries (the “Company”) as of January 28, 2023, and January 29, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023, and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Management Judgements Regarding Excess and Obsolete Inventory Reserves — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Management writes down excess inventories based upon a regular analysis of inventory on hand compared to forecasted demand. Management’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles and development plans, expected customer orders, projected market conditions, and historical usage by product. As of January 28, 2023, the Company’s consolidated inventories balance was $1,068 million.

We identified inventory valuation as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess write-down and the potential amplification of those judgments in periods of market uncertainty. Specifically, due to the ongoing market uncertainty, including the business impact of the macroeconomic environment, performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand required a high degree of auditor judgment and increased audit effort.

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
•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g., historical usage, contracts, communications with customers, macroeconomic conditions, etc.) with the Company’s forecast.
•We considered, when relevant, the existence of contradictory evidence based on reading of internal financial and operational information used by management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquires as to changes within the business and evidence obtained through other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 9, 2023
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$911.0	$613.5
Accounts receivable, net	1,192.2	1,048.6
Inventories	1,068.3	720.3
Prepaid expenses and other current assets	109.6	111.0
Total current assets	3,281.1	2,493.4
Property and equipment, net	577.4	462.8
Goodwill	11,586.9	11,511.1
Acquired intangible assets, net	5,102.0	6,153.4
Deferred tax assets	465.9	493.5
Other non-current assets	1,508.8	994.4
Total assets	$22,522.1	$22,108.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465.8	$461.5
Accrued liabilities	1,092.0	622.6
Accrued employee compensation	244.5	241.3
Short-term debt	584.4	63.2
Total current liabilities	2,386.7	1,388.6
Long-term debt	3,907.7	4,484.8
Other non-current liabilities	590.5	533.1
Total liabilities	6,884.9	6,406.5
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 1,250 shares authorized; 856.1 and 846.7 shares issued and outstanding in fiscal 2023 and 2022, respectively	1.7	1.7
Additional paid-in capital	14,512.0	14,209.0
Retained earnings	1,123.5	1,491.4
Total stockholders’ equity	15,637.2	15,702.1
Total liabilities and stockholders’ equity	$22,522.1	$22,108.6
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In millions, except per share amounts)

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net revenue	$5,919.6	$4,462.4	$2,968.9
Cost of goods sold	2,932.1	2,398.2	1,480.6
Gross profit	2,987.5	2,064.2	1,488.3
Operating expenses:
Research and development	1,784.3	1,424.2	1,072.7
Selling, general and administrative	843.6	955.3	467.2
Legal settlement	100.0	—	36.0
Restructuring related charges	21.6	32.4	170.8
Total operating expenses	2,749.5	2,411.9	1,746.7
Operating income (loss)	238.0	(347.7)	(258.4)
Interest income	5.3	0.8	2.6
Interest expense	(170.6)	(139.3)	(69.3)
Other income, net	12.4	2.7	2.9
Interest and other income (loss), net	(152.9)	(135.8)	(63.8)
Income (loss) before income taxes	85.1	(483.5)	(322.2)
Provision (benefit) for income taxes	248.6	(62.5)	(44.9)
Net loss	$(163.5)	$(421.0)	$(277.3)

Comprehensive loss, net of tax	$(163.5)	$(421.0)	$(277.3)

Net loss per share - basic	$(0.19)	$(0.53)	$(0.41)

Net loss per share - diluted	$(0.19)	$(0.53)	$(0.41)

Weighted-average shares:
Basic	851.4	796.9	668.8
Diluted	851.4	796.9	668.8
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at February 1, 2020	663.5	$1.4	$6,135.9	$2,541.3	$8,678.6
Issuance of common stock in connection with equity incentive plans	13.2	—	86.7	—	86.7
Tax withholdings related to net share settlement of restricted stock units	—	—	(108.1)	—	(108.1)
Stock-based compensation	—	—	241.7	—	241.7
Repurchase of common stock	(1.3)	—	(25.2)	—	(25.2)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	(160.6)	(160.6)
Net loss	—	—	—	(277.3)	(277.3)
Balance at January 30, 2021	675.4	1.4	6,331.0	2,103.4	8,435.8
Issuance of common stock in connection with equity incentive plans	11.6	—	84.5	—	84.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(299.9)	—	(299.9)
Stock-based compensation	—	—	473.5	—	473.5
Issuance of common stock in connection with acquisitions	146.2	0.3	6,889.8	—	6,890.1
Equity related issuance cost	—	—	(8.2)	—	(8.2)
Replacement equity awards attributable to pre-acquisition service	—	—	115.6	—	115.6
Conversion feature of convertible notes	—	—	244.2	—	244.2
Impact of repurchase of convertible notes	7.1	—	234.3	—	234.3
Conversion of convertible notes to common stock	6.4	—	144.2	—	144.2
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	(191.0)	(191.0)
Net loss	—	—	—	(421.0)	(421.0)
Balance at January 29, 2022	846.7	1.7	14,209.0	1,491.4	15,702.1
Issuance of common stock in connection with equity incentive plans	11.7	—	91.3	—	91.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(227.6)	—	(227.6)
Stock-based compensation	—	—	554.3	—	554.3
Repurchase of common stock	(2.3)	—	(115.0)	—	(115.0)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	(204.4)	(204.4)
Net loss	—	—	—	(163.5)	(163.5)
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$1,123.5	$15,637.2
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash flows from operating activities:
Net loss	$(163.5)	$(421.0)	$(277.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	304.9	265.9	197.9
Stock-based compensation	552.4	460.7	241.5
Amortization of acquired intangible assets	1,087.4	979.4	443.6
Amortization of inventory fair value adjustment associated with acquisitions	38.7	194.3	17.3
Amortization of deferred debt issuance costs and debt discounts	10.3	21.6	10.0
Restructuring related impairment charges	5.6	6.2	130.9
Deferred income taxes	50.4	(93.9)	(39.5)
Other expense, net	52.4	69.0	25.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(142.7)	(409.0)	(44.3)
Prepaid expenses and other assets	(480.4)	(161.8)	(41.6)
Inventories	(385.9)	(291.9)	29.9
Accounts payable	(87.8)	93.2	39.7
Accrued employee compensation	2.5	29.6	39.6
Accrued liabilities and other non-current liabilities	444.5	77.0	44.6
Net cash provided by operating activities	1,288.8	819.3	817.3
Cash flows from investing activities:
Purchases of technology licenses	(11.1)	(17.7)	(12.7)
Purchases of property and equipment	(206.2)	(169.2)	(106.8)
Acquisitions, net of cash acquired	(112.3)	(3,555.0)	—
Other, net	1.2	(3.2)	(0.1)
Net cash used in investing activities	(328.4)	(3,745.1)	(119.6)
Cash flows from financing activities:
Repurchases of common stock	(115.0)	—	(25.2)
Proceeds from employee stock plans	91.3	84.5	86.6
Tax withholding paid on behalf of employees for net share settlement	(227.6)	(305.8)	(108.1)
Dividend payments to stockholders	(204.4)	(191.0)	(160.6)
Payments on technology license obligations	(142.5)	(134.5)	(100.0)
Proceeds from issuance of debt	200.0	3,896.1	—
Principal payments of debt	(265.6)	(526.8)	(250.0)
Payment for repurchases and settlement of convertible notes	—	(181.2)	—
Proceeds from capped calls	—	160.3	—
Payment of equity and debt financing costs	—	(11.8)	(38.0)
Other, net	0.9	1.0	(1.5)
Net cash provided by (used in) in financing activities	(662.9)	2,790.8	(596.8)
Net increase (decrease) in cash and cash equivalents	297.5	(135.0)	100.9
Cash and cash equivalents at beginning of the year	613.5	748.5	647.6
Cash and cash equivalents at end of the year	$911.0	$613.5	$748.5
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The Company

Marvell Technology, Inc., and its subsidiaries (the “Company”), is a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. The Company is a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal, and digital signal processing functionality. The Company also leverages leading intellectual property and deep system-level expertise, as well as highly innovative security firmware. The Company’s solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets. The Company is incorporated in Delaware, United States.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2023, fiscal 2022 and fiscal 2021 each had a 52-week period. Certain prior period amounts have been reclassified to conform to current year presentation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

Note 2 — Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the macroeconomic environment affected by COVID-19, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s accounts receivable was concentrated with five customers at January 28, 2023, who comprise a total of 55% of gross accounts receivable, compared with six customers at January 29, 2022, who represented 52% of gross accounts receivable, respectively. This presentation is at the customer consolidated level.

During fiscal 2023, 2022 and 2021, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Distributor:
Distributor A	20%	15%	13%

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets and Intangible Assets

The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company estimates the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 8 – Goodwill and Acquired Intangible Assets, Net” for further details regarding impairment of acquisition-related identified intangible assets.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term.

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

Revenue Recognition

Product revenue is recognized at a point in time when control of the asset is transferred to the customer. Substantially all of the Company’s revenue is derived from product sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For product revenue, the performance obligation is deemed to be the delivery of the product and therefore, the revenue is generally recognized upon shipment to customers, net of accruals for estimated sales returns and rebates. These estimates are based on historical returns analysis and other known factors. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. Product revenue on sales made to distributors is recognized upon shipment, net of estimated variable consideration. Variable consideration primarily consists of price discounts, price protection, rebates, and stock rotation programs and is estimated based on a portfolio approach using the expected value method derived from historical data, current economic conditions, and contractual terms.

A portion of the Company’s net revenue is derived from sales through third-party logistics providers who maintain warehouses in close proximity to our customer’s facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the customer.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

Advertising costs are expensed as incurred. The Company recorded $0.7 million, $0.8 million and $0.6 million of advertising costs for fiscal 2023, 2022 and 2021, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.

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

Comprehensive Loss

Comprehensive loss, net of tax is comprised of net loss. For fiscal 2023, 2022 and 2021, there were no reconciling differences between net loss and comprehensive loss.

Accounting for Income Taxes

The Company estimates its income taxes in the jurisdictions in which it operates. This process involves estimating the Company’s actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.

The Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluating the need for a valuation allowance on deferred tax assets requires judgment and analysis of all available positive and negative evidence, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. We establish a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against U.S. and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact the Company’s tax provision in the period in which a change occurs. Taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. are recognized as a current period expense when incurred.

As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or losses, the tax laws and regulations in various localities, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of the Company’s tax planning strategies, including the Company’s estimates of the fair value of its intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially affect the Company’s tax liability and/or effective income tax rate.

The Company is subject to income tax audits by tax authorities in the jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with complex tax laws. The Company believes it has adequately provided for in its financial statements additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than its accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that the Company make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on the Company’s tax provision in a future period.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In October 2021, the FASB issued an accounting standards update that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The new standard was early adopted by the Company on January 30, 2022 and did not have a material effect on the Company’s consolidated financial statements.

Note 3 — Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended January 28, 2023	% of Total	Year Ended January 29, 2022	% of Total	Year Ended January 30, 2021	% of Total
Net revenue by end market:
Data center	$2,408.8	41%	$1,784.7	40%	$1,040.8	35%
Enterprise networking	1,369.2	23%	907.7	20%	636.0	22%
Carrier infrastructure	1,084.0	18%	820.4	18%	599.4	20%
Consumer	701.1	12%	700.0	16%	574.7	19%
Automotive/industrial	356.5	6%	249.6	6%	118.0	4%
	$5,919.6	100%	$4,462.4	100%	$2,968.9	100%

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Year Ended January 28, 2023	% of Total	Year Ended January 29, 2022	% of Total	Year Ended January 30, 2021	% of Total
Net revenue based on destination of shipment:
China	$2,486.3	42%	$1,970.5	44%	$1,268.8	43%
United States	690.1	12%	484.0	11%	321.4	11%
Malaysia	393.2	7%	276.0	6%	254.1	9%
Thailand	391.9	7%	355.3	8%	251.4	8%
Singapore	331.7	6%	220.8	5%	107.6	4%
Taiwan	289.0	5%	161.0	4%	79.8	3%
Japan	260.0	4%	222.8	5%	142.6	5%
Finland	189.6	3%	80.2	2%	6.9	—%
Philippines	171.5	3%	213.4	5%	166.7	6%
Others	716.3	11%	478.4	10%	369.6	11%
	$5,919.6		$4,462.4		$2,968.9

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Year Ended January 28, 2023	% of Total	Year Ended January 29, 2022	% of Total	Year Ended January 30, 2021	% of Total
Net revenue by customer type:
Direct customers	$3,949.6	67%	$3,314.5	74%	$2,213.6	75%
Distributors	1,970.0	33%	1,147.9	26%	755.3	25%
	$5,919.6		$4,462.4		$2,968.9

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the year ended January 28, 2023, that was included in deferred revenue balance at January 29, 2022 was not material.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 4 — Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at January 28, 2023 and January 29, 2022 (in millions):

	January 28, 2023	January 29, 2022
Face Value Outstanding:
2024 Term Loan - 3 Year Tranche	$735.0	$735.0
2026 Term Loan - 5 Year Tranche	787.5	853.1
Term Loan Total	1,522.5	1,588.1
4.200% MTG/MTI 2023 Senior Notes	500.0	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
2.950% 2031 Senior Notes	750.0	750.0
Senior Notes Total	2,999.9	2,999.9
Total borrowings	$4,522.4	$4,588.0
Less: Unamortized debt discount and issuance cost	(30.3)	(40.0)
Net carrying amount of debt	$4,492.1	$4,548.0
Less: Current portion (1)	584.4	63.2
Non-current portion	$3,907.7	$4,484.8

(1)As of January 28, 2023, the current portion of outstanding debt that is due within twelve months includes the MTG/MTI 2023 Senior Notes and the portion of the 2026 Term Loan - 5 Year Tranche. The Company intends to repay the amount with operating cash flow. The weighted average interest rate on short-term debt outstanding at January 28, 2023 and January 29, 2022 was 4.448% and 1.485%, respectively.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 and 2026 Term Loans

On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A (the “2024 and 2026 Term Loan Agreement”) in order to finance the merger with Inphi. The 2024 and 2026 Term Loan Agreement provides for borrowings of $1.75 billion consisting of: (i) $875 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the "2024 and 2026 Term Loans").

The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The effective interest rate for the 3-Year Tranche Loan was 4.027% as of January 28, 2023. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 4.665% as of January 28, 2023. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the year ended January 28, 2023, the Company repaid $65.6 million of the principal outstanding of the 5-Year Tranche Loan.

The 2024 and 2026 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of January 28, 2023, the Company had $1.5 billion 2024 and 2026 Term Loan borrowings outstanding, and was in compliance with its debt covenants.

2020 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement (“2020 Revolving Credit Facility”) with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at January 28, 2023.

During the quarter ended July 30, 2022, the Company drew down $200.0 million on the 2020 Revolving Credit Facility, of which $130.0 million was repaid in the same quarter. During the quarter ended October 29, 2022, the Company repaid the remaining outstanding amount of $70.0 million. As of January 28, 2023, the 2020 Revolving Credit Facility was undrawn and will be available for draw down through December 7, 2025.

The 2020 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loans covenants discussed above.

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

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of January 28, 2023, the Company had $2.0 billion Senior Notes borrowings outstanding.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 28, 2023, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

Interest Expense and Future Contractual Maturities

During fiscal 2023 and fiscal 2022, the Company recognized $159.6 million and $119.0 million of interest expense, respectively, in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

As of January 28, 2023, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
2024	$587.5
2025	844.4
2026	131.2
2027	959.4
2028	—
Thereafter	1,999.9
Total	$4,522.4

Note 5 — Leases

The Company’s leases primarily include facility leases and hosting/data center leases, which are all classified as operating leases. For hosting/data center leases, the Company elected the practical expedient to account for the lease and non-lease component as a single lease component.

Lease expense and supplemental cash flow information are as follows (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating Lease Expense	$49.6	$61.7	$47.8
Cash paid for amounts included in the measurement of operating lease liabilities	$41.9	$45.1	$36.8
Right-of-use assets obtained in exchange for lease obligation	$107.7	$95.4	$26.6

The effect of operating lease right-of-use asset amortization of $32.5 million, $28.9 million and $21.6 million is included in changes in Other expense, net in the cash provided by operating activities section on the consolidated statements of cash flows for the fiscal year ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate future lease payments for operating leases as of January 28, 2023 are as follows (in millions):

Fiscal Year	Operating Leases	Sublease Income
2024	$51.4	$5.4
2025	43.8	5.5
2026	38.8	5.7
2027	35.9	5.9
2028	29.2	4.1
Thereafter	79.5	6.3
Total lease payments	278.6	32.9
Less: imputed interest	33.2
Present value of lease liabilities	$245.4

Average lease terms and discount rates were as follows:

	Year Ended
	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years)	7.01	5.95
Weighted-average discount rate	3.66%	2.47%

Note 6 — Commitments and Contingencies

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

Total future unconditional purchase commitments as of January 28, 2023, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
2024	$742.7	$163.0
2025	622.1	120.6
2026	613.9	43.1
2027	449.4	36.4
2028	185.5	36.5
Thereafter	533.5	157.0
Total unconditional purchase commitments	$3,147.1	$556.6

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation, and in some cases, may result in incremental fees, loss of amounts paid in advance, or loss of priority to reserved capacity for a period of time.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $2.8 billion of wafers, substrates, and other manufacturing products for the fiscal years 2024 through 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $99.0 million in fiscal years 2024 through 2026. Such purchase commitments are summarized in the preceding table.

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

Contingencies and Legal Proceedings

The Company currently is, and may from time to time become, subject to claims, lawsuits, governmental inquiries, inspections or investigations and other legal proceedings (collectively, “Legal Matters”) arising in the course of its business. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

During the third quarter of fiscal 2023, the Company entered into a settlement agreement with a customer in relation to a contractual dispute pursuant to which the Company agreed to pay the customer $100.0 million in cash over several quarters.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7 — Business Combinations

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

The following table summarized the total merger consideration (in millions):

Common stock issued or to be issued	$971.0
Stock consideration for replacement equity awards attributable to pre-combination service	33.2
Total merger consideration	$1,004.2

In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 8 – Goodwill and Acquired Intangible Assets, Net” for additional information.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See “Note 8 – Goodwill and Acquired Intangible Assets, Net” for additional information.

The purchase price allocation is as follows (in millions):

	Previously Reported January 29, 2022 (Provisional)	Measurement Period Adjustment	January 28, 2023
Cash and cash equivalents	$72.3	$—	$72.3
Accounts receivable, net	99.7	—	99.7
Inventories	270.4	—	270.4
Prepaid expenses and other current assets	213.3	—	213.3
Property and equipment, net	98.5	—	98.5
Acquired intangible assets, net	4,420.0	—	4,420.0
Other non-current assets	98.8	(2.2)	96.6
Goodwill	5,686.2	2.2	5,688.4
Accounts payable and accrued liabilities	(189.8)	—	(189.8)
Convertible debt - short-term	(313.7)	—	(313.7)
Convertible debt - long-term	(240.3)	—	(240.3)
Other non-current liabilities	(297.9)	—	(297.9)
Total merger consideration	$9,917.5	$—	$9,917.5

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-K for the year ended January 29, 2022. The measurement period adjustments were associated with a change in deferred tax assets as a result of changes in estimates related to finalizing Inphi’s short period 2021 U.S. tax return. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets, or cash flows in any periods previously reported.

In fiscal year 2022, the Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense in the consolidated statements of operations. The Company also incurred $39.8 million of aggregate debt financing costs. As of January 28, 2023, $3.0 million is included in short-term debt, and $22.9 million is included in long-term debt on the accompanying consolidated balance sheets. See “Note 4 – Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the consolidated balance sheets.

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

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Innovium and Inphi had been acquired as of beginning of fiscal year 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to stock-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2021, non-recurring pro forma adjustments directly attributable to the Innovium and Inphi acquisitions in the pro forma information presented below included (i) stock-based compensation expense of $46.7 million, (ii) the purchase accounting effect of inventories acquired of $233.0 million, (iii) interest expense of $11.4 million, and (iv) transaction costs of $65.7 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Inphi and Innovium acquisitions actually occurred at the beginning of fiscal year 2021 or of the results of our future operations of the combined business.

The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	Year Ended
	January 29, 2022	January 30, 2021
Pro forma net revenue	$4,638.5	$3,686.0
Pro forma net loss	$(211.9)	$(1,351.4)

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.

In connection with the Innovium and Inphi acquisitions on October 5, 2021 and April 20, 2021, respectively, the Company recorded goodwill of $6.1 billion. In January 2022, the Company completed the acquisition of a consulting services entity for purchase consideration of $41.8 million, primarily for the purpose of expanding engineering resources to address customer design opportunities, of which $25.5 million was allocated to goodwill.

During fiscal 2023, the Company completed acquisitions of several companies for total purchase consideration of $103.2 million, of which $73.6 million was allocated to goodwill. The purpose of the acquisitions was to expand engineering resources staff to address customer design opportunities, access additional intellectual property and support expansion of the Company’s networking solutions. The carrying value of total goodwill as of January 28, 2023 and January 29, 2022 was $11.6 billion and $11.5 billion, respectively. See “Note 7 – Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2023 did not result in any impairment charge.

There was no activity from acquisitions or divestitures recorded to goodwill in fiscal 2023 and 2022 other than those described above.

Acquired Intangible Assets, Net

In connection with the Innovium acquisition on October 5, 2021, the Company acquired $433.0 million of intangible assets as follows (in millions, except for weighted-average useful life as of acquisition date):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$274.0	8.00
Customer contracts and related relationships	66.0	8.00
IPR&D	93.0	n/a
	$433.0

In connection with the Inphi acquisition on April 20, 2021, the Company acquired $4.4 billion of intangible assets as follows (in millions, except for weighted-average useful life as of acquisition date):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$2,010.0	6.00
Customer contracts and related relationships	1,470.0	6.00
Order backlog	70.0	0.80
Trade name	50.0	5.00
IPR&D	820.0	n/a
	$4,420.0

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 28, 2023 and January 29, 2022, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	January 28, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,078.0	$(2,014.5)	$3,063.5	4.67
Customer contracts and related relationships	2,179.0	(853.2)	1,325.8	4.24
Trade names	66.0	(32.3)	33.7	3.11
Total acquired amortizable intangible assets	7,323.0	(2,900.0)	4,423.0	4.53
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$8,002.0	$(2,900.0)	$5,102.0

	January 29, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,744.1	$(1,333.7)	$3,410.4	5.17
Customer contracts and related relationships	2,184.0	(519.6)	1,664.4	5.21
Trade names	73.0	(26.2)	46.8	3.95
Order backlog	70.0	(67.2)	2.8	0.03
Total acquired amortizable intangible assets	7,071.1	(1,946.7)	5,124.4	5.17
IPR&D	1,029.0	—	1,029.0	n/a
Total acquired intangible assets	$8,100.1	$(1,946.7)	$6,153.4

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain Cavium customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 5 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization for acquired intangible assets was $1.1 billion, $979.4 million and $443.6 million during the years ended January 28, 2023, January 29, 2022 and January 30, 2021 respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of January 28, 2023 (in millions):

Fiscal Year	Amount
2024	$1,084.6
2025	1,031.7
2026	983.5
2027	831.9
2028	275.2
Thereafter	216.1
$4,423.0

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Fair Value Measurements

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

The Company’s Level 1 assets include marketable equity investments that are classified as other non-current assets and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yield. In addition, the severance pay fund is classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at January 28, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$150.7	$—	$150.7
Other non-current assets:
Marketable equity investments	3.2	—	—	3.2
Severance pay fund	—	0.7	—	0.7
Total assets	$3.2	$151.4	$—	$154.6

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of January 28, 2023 and January 29, 2022, non-marketable equity investments had a carrying value of $36.1 million and $30.7 million, respectively, and are included in other non-current assets in the Company’s consolidated balance sheets.

	Fair Value Measurements at January 29, 2022
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$177.6	$—	$177.6
Other non-current assets:
Marketable equity investments	1.2	—	—	1.2
Severance pay fund	—	0.7	—	0.7
Total assets	$1.2	$178.3	$—	$179.5

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers of assets between levels in either fiscal 2023 or 2022.

Fair Value of Debt

The Company classified the 2024 and 2026 Term Loans, the 2023 Notes, the 2026 Notes, 2028 Notes, and 2031 Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2024 and 2026 Term Loans approximate their fair value as the 2024 and 2026 Term Loans are carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $2.7 billion at January 28, 2023 and $3.0 billion as at January 29, 2022, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 – Debt” for additional information.

Note 10 — Restructuring

The following table provides a summary of restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cost of goods sold	$—	$(0.8)	$9.6
Restructuring related charges	21.6	32.4	170.8
	$21.6	$31.6	$180.4

The following table presents details related to the restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Employee severance	$15.5	$24.1	$38.5
Impairment and write-off of assets
Acquired intangible assets	—	—	50.3
Purchased IP licenses	—	—	36.0
Equipment and inventory	—	—	28.6
Other	6.1	7.5	27.0
	$21.6	$31.6	$180.4

Fiscal 2023. The Company recorded $21.6 million of restructuring related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2023 (the “Fiscal 2023 Plan”) in order to realign the organization and enable further investment in key priority areas. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The charges include $15.5 million related to the Fiscal 2023 Plan primarily from severance costs. The Company expects to complete these restructuring actions by the end of fiscal 2024.

Fiscal 2022. The Company recorded $31.6 million of restructuring related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2022 (the “Fiscal 2022 Plan”) in order to realign the organization and enable further investment in key priority areas as part of the integration of the acquisitions as described in “Note 7 – Business Combinations.” Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The charges include $24.1 million related to the Fiscal 2022 Plan primarily from severance costs.

Fiscal 2021. The Company recorded $180.4 million of restructuring and other related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. The charges include $119.0 million associated with the server processor product line described below and $61.4 million recorded in connection with prior acquisitions.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in millions):

	July 2018 Restructuring		November 2019 Restructuring		July 2020 Restructuring		Fiscal 2022 Restructuring		Fiscal 2023 Restructuring
	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Total
Balance at January 30, 2021	$2.3	$2.2	$0.2	$—	$3.1	$3.0	$—	$—	$—	$—	$10.8
Charges	(0.5)	8.5	—	—	(0.3)	(1.0)	24.1	0.8	—	—	31.6
Net Cash payments	(1.4)	(3.4)	—	—	(2.5)	(0.5)	(22.0)	(0.8)	—	—	(30.6)
Non-cash items	—	(6.2)	—	—	—	—	—	—	—	—	(6.2)
Balance at January 29, 2022	0.4	1.1	0.2	—	0.3	1.5	2.1	—	—	—	5.6
Charges	—	5.5	—	—	—	0.3	—	—	15.4	0.4	21.6
Net Cash payments	(0.4)	—	(0.2)	—	(0.3)	(1.4)	(2.1)	—	(11.8)	(0.4)	(16.6)
Non-cash items	—	(5.6)	—	—	—	—	—	—	—	—	(5.6)
Balance at January 28, 2023	—	1.0	—	—	—	0.4	—	—	3.6	—	5.0
Less: non-current portion	—	0.8	—	—	—	—	—	—	—	—	0.8
Current portion	$—	$0.2	$—	$—	$—	$0.4	$—	$—	$3.6	$—	$4.2

The current and non-current portions of the restructuring liability at January 28, 2023 of $4.2 million and $0.8 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying consolidated balance sheets.

Note 11 — Stockholders’ Equity

Preferred and Common Stock

Under the terms of the Company’s Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 28, 2023, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.25 billion shares of $0.002 par value common stock. As of January 28, 2023 and January 29, 2022, no shares of preferred stock were outstanding.

Restricted Stock

In connection with an acquisition in fiscal 2023, the Company granted 0.4 million shares of unregistered restricted stock, which is subject to certain vesting conditions.

Restricted Stock Unit Withholdings

For the years ended January 28, 2023 and January 29, 2022, the Company withheld approximately 4.2 million and 4.8 million shares, or $227.6 million and $299.9 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Cash Dividends on Shares of Common Stock

During fiscal 2023, the Company declared and paid cash dividends of $0.24 per common stock, or $204.4 million, on the Company’s outstanding common stock. During fiscal 2022, the Company declared and paid cash dividends of $0.24 per common stock, or $191.0 million, on the Company’s outstanding common stock.

Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

The Company resumed its stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. The Company repurchased 2.3 million shares of its common stock for $115.0 million, including 0.9 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan during fiscal 2023. There were no stock repurchases during fiscal 2022. The repurchased shares of stock were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of January 28, 2023, a total of 310.4 million shares of stock have been repurchased to date under the Company’s stock repurchase program for a total $4.4 billion in cash and there was $449.5 million remaining available for future stock repurchases.

A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at February 1, 2020	306.8	$13.83	$4,244.8
Repurchase of common stock under the stock repurchase program	1.3	$20.14	$25.2
Cumulative balance at January 30, 2021	308.1	$13.86	$4,270.0
Repurchase of common stock under the stock repurchase program	—	$—	$—
Cumulative balance at January 29, 2022	308.1	$13.86	$4,270.0
Repurchase of common stock under the stock repurchase program	2.3	$49.93	$115.0
Cumulative balance at January 28, 2023	310.4	$14.12	$4,385.0

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Employee Benefit Plans

Employee Stock Compensation Plans

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common stock reserved for issuance thereunder as of January 28, 2023. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant and such options may be subject to vesting. The Company can also grant other types of stock awards, which may be subject to vesting. Generally, the Company grants restricted stock unit (“RSU”) awards. RSU awards are denominated in shares of stock, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. Awards under the Option Plan generally vest over 3 to 4 years.

As of January 28, 2023, approximately 63.3 million shares remained available for future grants under the Option Plan.

Equity awards granted under the Option Plan include time-based RSUs as well as RSUs that vest based on the achievement of performance-based criteria i.e. Company financial goals (“Financial Performance RSU”), or based on achievement of market-based goals i.e. relative total shareholder return (“TSR RSUs”), or stock price goals (“Value Creation Awards” or “VCA RSUs”), or both market-based goals i.e. relative total shareholder return, and performance-based criteria i.e. non-GAAP EPS growth (“Enhanced TSR RSUs”).

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

In addition, the Company grants TSR RSUs to its executive officers that newly join the Company, and as an annual refresh grant to all executive officers and other Vice Presidents, usually in April of each fiscal year. Prior to fiscal year 2020, TSR RSUs were measured based on stock performance as compared to that of companies on the Philadelphia Semiconductor Sector over a performance period defined in the award. The number of shares to be earned can be 0% to 150% of target and is based on the achievement of performance objectives relating to relative total shareholder return of the Company’s common stock. Beginning in fiscal 2020, the S&P 500 Index serves as the benchmark index. The TSR RSUs have a three year service vesting requirement. The number of shares to be earned can be 0% to 200% of target and is based on the achievement of performance objectives relating to relative total shareholder return of the Company’s common stock. These TSR RSUs are reported in the table presented below as “Market-Based” awards based on 100% expected achievement.

In fiscal 2020, the Company issued Value Creation Awards that are based on achievement of the Company’s stock price target over a specified performance period, also referred to as VCA RSUs. The VCA RSU will be earned if the Company’s average closing trading stock price over 100-calendar days equals or exceeds a certain target price. 100% of the award will vest on the 1-year anniversary of the achievement. The grant will be forfeited if the market-based condition is not achieved. These VCA RSUs are reported in the table presented below as “Market-Based” awards based on 100% expected achievement. During fiscal year 2021, the performance metrics were achieved. The awards vested on the 1-year anniversary of the achievement in November 2021.

Beginning in fiscal 2023, the Company granted Enhanced TSR RSUs to its executive officers and certain other employees. The number of shares to be earned can be 0% to 250% of target and is based on the achievement of performance objectives relating to relative total shareholder return of the Company’s common stock as compared to that of companies on the S&P 500 Index and also based on the Company’s non-GAAP EPS growth relative to a group of peer companies. The Enhanced TSR RSUs have a three year service vesting requirement in addition to the performance based requirements. These Enhanced TSR RSUs are reported in the table presented below as “Market-Based & Performance-Based” awards based on 100% expected achievement.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the ESPP, a total of 2.3 million shares were issued in fiscal 2023 at a weighted-average price of $37.52 per share, a total of 2.4 million shares were issued in fiscal 2022 at a weighted-average price of $31.96 per share, and a total of 5.0 million shares were issued in fiscal 2021 at a weighted-average price of $14.36 per share. As of January 28, 2023, there was $104.1 million of unamortized compensation cost related to the ESPP.

As of January 28, 2023, approximately 43.9 million shares remained available for future issuance under the ESPP.

Summary of Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cost of goods sold	$43.3	$31.1	$16.3
Research and development	372.4	273.2	150.9
Selling, general and administrative	136.7	173.2	74.4
Total stock-based compensation	$552.4	$477.5	$241.6

The income tax benefit recognized from stock-based compensation expense was $89.9 million and $71.8 million for the year ended January 28, 2023 and January 29, 2022, respectively. There were no income tax benefits recognized from stock-based compensation expense in the year ended January 30, 2021. Stock-based compensation capitalized in inventory was $20.3 million at January 28, 2023, $18.4 million at January 29, 2022 and $3.8 million at January 30, 2021.

The income tax benefit related to equity awards vested or exercised was $21.7 million and $63.0 million during the year ended January 28, 2023 and January 29, 2022, respectively. There were no income tax benefits related to equity awards vested or exercised in the year ended January 30, 2021.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Stock Unit Awards

A summary of restricted stock and stock unit activity, which includes time-based, performance-based, market-based, or market-based & performance-based restricted stock units, is as follows (in millions, except per-share amounts):

	Time-Based		Performance-Based			Market-Based			Market-Based & Performance-Based		Total
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at February 1, 2020	15.3	$21.34	0.5		$17.71	3.9		$15.83	—	$—	19.7	$20.15
Granted	7.4	$26.18	0.2	[1]	$14.13	1.0	[2]	$33.35	—	$—	8.6	$26.80
Vested	(9.3)	$21.28	(0.4)		$14.11	(0.3)		$14.60	—	$—	(10.0)	$20.79
Canceled/Forfeited	(2.1)	$22.89	—		$21.32	(0.3)		$18.86	—	$—	(2.4)	$22.39
Balance at January 30, 2021	11.3	$24.27	0.3		$21.06	4.3		$19.77	—	$—	15.9	$23.00
Assumed upon acquisition [3]	10.9	$46.40	0.1		$45.67	—		$—	—	$—	11.0	$46.39
Granted	6.7	$55.47	0.2	[1]	$65.36	0.7	[2]	$51.85	—	$—	7.6	$55.31
Vested	(9.7)	$32.34	(0.1)		$45.67	(2.9)		$12.50	—	$—	(12.7)	$27.95
Canceled/Forfeited	(2.0)	$36.61	(0.3)		$21.06	(0.1)		$35.19	—	$—	(2.4)	$34.84
Balance at January 29, 2022	17.2	$44.42	0.2		$65.36	2.0		$41.18	—	$—	19.4	$44.23
Granted	11.5	$55.73	—		$—	0.7	[2]	$42.11	1.5	$47.03	13.8	$54.06
Vested	(11.6)	$44.98	—		$—	(1.1)		$34.62	—	$—	(12.7)	$44.07
Canceled/Forfeited	(1.6)	$50.96	—		$—	(0.1)		$43.38	(0.1)	$46.66	(1.9)	$50.10
Balance at January 28, 2023	15.5	$51.71	0.2		$65.36	1.5		$46.20	1.4	$47.07	18.6	$51.02
[1]    Amount represents the number of restricted stock unit goal shares.
[2]    Amount represents the target number of restricted stock units at grant date and restricted stock unit goal shares.
[3]    See “Note 7 – Business Combinations” for additional information.

The aggregate intrinsic value of restricted stock units expected to vest as of January 28, 2023 was $824.0 million. The number of restricted stock units that are expected to vest is 18.6 million shares. The Company’s closing stock price of $44.25 as reported on the Nasdaq Global Select Market as of January 28, 2023 was used to calculate the aggregate intrinsic value for the restricted stock units.

As of January 28, 2023, unamortized compensation expense related to restricted stock units was $699.2 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.95 years.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

Option Plan and Stock Award Activity

Stock option activity under the Company’s Option Plan and other stock incentive plans mentioned above (excluding the ESPP) is included in the following table (in millions, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Balance at February 1, 2020	4.2	$12.44
Granted	—	$—
Exercised	(1.3)	$11.63
Canceled/Forfeited	—	$12.88
Balance at January 30, 2021	2.9	$12.81
Assumed upon acquisition*	0.5	$6.97
Granted	—	$—
Exercised	(0.9)	$10.43
Canceled/Forfeited	(0.1)	$9.80
Balance at January 29, 2022	2.4	$12.51
Granted	—	$—
Exercised	(0.5)	$11.59
Canceled/Forfeited	—	$—
Balance at Balance at January 28, 2023	1.9	$12.80
Balance at Vested or expected to vest at January 28, 2023	1.9
*    See “Note 7 – Business Combinations” for more information.

For stock options vested and expected to vest at January 28, 2023, the aggregate intrinsic value was $60.2 million. For stock options exercisable at January 28, 2023, the aggregate intrinsic value was $60.2 million. The aggregate intrinsic value of stock options exercised during fiscal 2023, 2022 and 2020 was $21.5 million, $43.3 million and $25.1 million respectively. The Company’s closing stock price of $44.25 as reported on the Nasdaq Global Select Market as of January 28, 2023 was used to calculate the aggregate intrinsic value for all in-the-money options.

Outstanding options and exercisable options information by range of exercise prices as of January 28, 2023 was as follows:

		Outstanding Options			Exercisable Options
Range of Exercise Prices		Number of Shares (in millions)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$2.39	$9.80	0.2	3.71	$7.62	0.2	$7.62
$10.76	$10.76	0.6	0.25	$10.76	0.6	$10.76
$10.89	$13.96	0.2	1.88	$12.57	0.2	$12.57
$14.35	$14.35	0.4	2.40	$14.35	0.4	$14.35
$14.45	$22.27	0.5	2.19	$16.15	0.5	$16.15
Total		1.9	1.76	$12.79	1.9	$12.79

As of January 28, 2023, the unamortized compensation expense for stock options was less than $0.1 million. The unamortized compensation expense for options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 0.10 years.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Employee Stock-Based Awards

The expected volatility for awards granted during fiscal 2023, 2022 and 2021 was based on historical stock price volatility.

The expected dividend yield is calculated by dividing the current annualized dividend by the closing stock price on the date of grant of the option.

There were no options granted in fiscal 2023, 2022 and 2021 except for the ones the Company assumed from the Inphi and Innovium acquisitions as described above.

The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Employee Stock Purchase Plan:
Estimated fair value	$17.42	$24.14	$15.12
Expected volatility	58%	46%	48%
Expected term (in years)	1.3	1.3	1.2
Risk-free interest rate	4.1%	0.2%	0.1%
Expected dividend yield	0.6%	0.4%	0.6%

The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under TSR RSUs and Enhanced TSR RSUs performance awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
TSR RSUs and Enhanced TSR RSUs:
Expected term (in years)	3.0	3.0	3.0
Expected volatility	51%	44%	40%
Average correlation coefficient of peer companies	0.7	0.6	0.7
Risk-free interest rate	3.3%	0.3%	0.2%
Expected dividend yield	0.5%	0.5%	0.9%

The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

Employee 401(k) Plans

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax, Roth and after-tax contributions to the 401(k) plan ranging from 1% to 75% of eligible earnings subject to a required annual limit. The Company currently matches 100% of 5% of eligible salary to a $5,000 maximum contribution effective from January 1, 2022. The Company made matching contributions to employees of $15.9 million in fiscal 2023, $14.5 million in fiscal 2022 and $11.1 million in fiscal 2021. As of January 28, 2023, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $11.3 million, $11.0 million and $11.3 million during fiscal 2023, 2022 and 2021, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes consist of the following (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
U.S. operations	$(452.7)	$(621.2)	$(18.2)
Non-U.S. operations	537.8	137.7	(304.0)
	$85.1	$(483.5)	$(322.2)

The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current income tax provision (benefit):
Federal	$57.8	$—	$3.2
State	3.3	0.7	3.4
Foreign	137.1	30.7	(12.0)
Total current income tax provision (benefit)	198.2	31.4	(5.4)
Deferred income tax provision (benefit):
Federal	(118.8)	(83.4)	(14.4)
State	(17.5)	(9.2)	0.9
Foreign	186.7	(1.3)	(26.0)
Total deferred income tax provision (benefit)	50.4	(93.9)	(39.5)
Total provision (benefit) for income taxes	$248.6	$(62.5)	$(44.9)

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2022 a new Delaware corporation became the parent of the Company. Prior to that, the Company consisted of a Bermuda parent holding company with various foreign and U.S. subsidiaries. The applicable statutory rate in the U.S. is 21% for the Company for fiscal 2023 and was 21% for the Company for fiscal 2022. The applicable statutory rate in Bermuda was zero for the Company for fiscal 2021. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for fiscal years 2023, 2022 and 2021 is applied as follows:

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Provision at U.S. statutory rate	$17.9	$(101.5)	$(67.7)
State taxes, net of federal benefit	(13.8)	(8.1)	0.3
Difference in U.S. and non-U.S. tax rates	(16.0)	1.7	38.1
Foreign income inclusion in U.S.	194.4	54.1	0.9
Non-deductible compensation	15.1	47.9	4.1
Stock-based compensation	(2.0)	(70.9)	—
Singapore incentive rate extension	213.6	—	—
Federal research and development credits	(96.1)	(60.7)	(49.3)
Uncertain tax positions	(16.5)	(1.5)	(20.0)
Change in federal valuation allowance	(73.8)	62.7	49.3
Transaction costs	0.4	5.7	—
Federal tax attribute expiration	5.8	—	—
Israel income tax recapture	18.3	—	—
Other	1.3	8.1	(0.6)
Income tax provision (benefit)	$248.6	$(62.5)	$(44.9)

The income tax expense for fiscal 2023 differs from the U.S. federal statutory rate of 21% primarily due to the remeasurement of Singapore deferred taxes upon extension of the Company’s tax incentive in Singapore, which is discussed in more detail below, tax benefits attributable to a net reduction of unrecognized tax benefits as a result of settled income tax audits in combination with the lapsing of statute of limitations, offset by foreign income inclusions in the U.S., and a tax expense related to the recapture of Israel corporate income taxes. The income tax expense for fiscal 2023 is also impacted by a substantial portion of the Company’s earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, stock-based compensation tax benefits, and disallowed deductions related to non-deductible compensation.

The 2017 Tax Cuts and Jobs Act (“TCJA) changed the manner in which multinational companies are taxed on foreign operations. The 2017 TCJA also included a provision requiring the capitalization of R&D expenditures, which became effective as of the Company’s fiscal 2023. The effect of these provisions, in tandem, results in a significant increase in foreign income inclusion in the U.S., which is predominantly offset by increased R&D credit utilization in the U.S., resulting in a release of valuation allowances associated with the R&D credits.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consist of the following (in millions):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Net operating losses	$124.9	$281.4
Federal and California income tax credits	917.4	935.7
Intangible assets	684.7	639.4
Reserves and accruals	40.6	52.4
Stock-based compensation	24.6	35.1
Lease liabilities	49.7	37.7
Capitalized R&D	253.8	—
Gross deferred tax assets	2,095.7	1,981.7
Valuation allowance	(961.7)	(1,003.4)
Total deferred tax assets	1,134.0	978.3
Deferred tax liabilities:
Intangible assets	(648.5)	(455.9)
Fixed assets	(13.6)	(8.1)
Unremitted earnings of non-U.S. subsidiaries	(24.7)	(21.5)
Right of use assets	(45.5)	(33.8)
Total deferred tax liabilities	(732.3)	(519.3)
Net deferred tax assets (liabilities)	$401.7	$459.0

The deferred tax assets and liabilities based on tax jurisdictions are presented on our consolidated balance sheet as follows:

	January 28, 2023	January 29, 2022
Non-current deferred tax assets	$465.9	$493.5
Non-current deferred tax liabilities	(64.2)	(34.5)
Net deferred tax assets (liabilities)	$401.7	$459.0

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those assets become deductible or creditable. The Company evaluates the recoverability of its deferred tax assets, weighing all positive and negative evidence, and provides or maintains a valuation allowance for these assets if it is more likely than not that some, or all, of the deferred tax assets will not be realized. If negative evidence exists, sufficient positive evidence is necessary to support a conclusion that a valuation allowance is not needed. The Company considers all available evidence such as its earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies. In jurisdictions where the Company has cumulative losses, the Company has provided for a full valuation allowance on deferred tax assets. In the U.S., and in certain foreign jurisdictions, the Company has deferred tax assets for which partial valuation allowances have been established. After weighing all available evidence, particularly the earnings history and forecasts of future taxable income in each respective jurisdiction, as well as its history of tax credits expiring unused, the Company determined that negative evidence outweighed positive evidence with respect to the ability to realize federal, state, and foreign research and development and other tax credits, as well as certain other foreign deferred tax assets. The valuation allowance decreased by $41.7 million from fiscal 2022, primarily as a result of R&D credit utilization in the U.S. The Company maintains a valuation allowance on its U.S. R&D credits based on the factors listed above as well as forecasted R&D credit utilization and expected R&D credit generation in future years. In future periods, it is possible that significant positive or negative evidence could arise that results in a change in the Company’s judgment with respect to the need for a valuation allowance, which could result in a tax benefit, or adversely affect the Company’s income tax provision, in the period of such change in judgment.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 28, 2023, the Company had net operating loss carryforwards available to offset future taxable income of approximately $846.8 million, $840.5 million, $212.5 million and $56.3 million for U.S. federal, state of California, other U.S. states, and foreign purposes, respectively. If not utilized, the federal loss carryforwards begin to expire in fiscal year 2032, and the California carryforwards begin to expire in fiscal year 2027. The majority of the Company’s foreign losses carry forward indefinitely. The Company also had federal research and other tax credit carryforwards of approximately $470.6 million which begin to expire in fiscal 2024. As of January 28, 2023, the Company also had California research tax credit carryforwards of approximately $652.5 million, which can be carried forward indefinitely. In addition, the Company has research and other tax credit carryforwards of approximately $33.2 million in other U.S. states which begin to expire in fiscal 2024. The Company also has research and other tax credit carryforwards of approximately $12.6 million in foreign jurisdictions which begin to expire in fiscal 2024. The Company’s net operating loss and tax credit carryforwards may be subject to audit and adjusted for changes or modification in tax laws, other authoritative interpretations, or other facts and circumstances.

Utilization of the Company’s U.S. federal and state net operating loss and credit carryforwards may be subject to annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Future changes in the Company’s stock ownership, some of which are generally outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 and result in a limitation on U.S. tax attributes. The Company has determined that no significant limitation would be placed on the utilization of its net operating loss and tax credit carry-forwards due to prior ownership changes.

The following table reflects changes in the unrecognized tax benefits (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Unrecognized tax benefits as of the beginning of the period	$334.0	$242.2	$166.9
Increases related to acquired tax positions	—	94.6	—
Increases related to prior year tax positions	2.0	1.5	77.9
Decreases related to prior year tax positions	(16.4)	—	(1.1)
Increases related to current year tax positions	6.8	7.7	5.6
Settlements	—	(5.9)	(0.5)
Lapse in the statute of limitations	(8.6)	(5.6)	(8.2)
Foreign exchange (gain) loss	(0.3)	(0.5)	1.6
Gross amounts of unrecognized tax benefits as of the end of the period	$317.5	$334.0	$242.2

Included in the balances as of January 28, 2023 is $216.7 million of unrecognized tax benefits that would affect the effective income tax rate if recognized. During the year ended January 28, 2023, the Company decreased its unrecognized tax benefits by $16.5 million primarily as a result of settled income tax audits. Of the gross unrecognized tax benefits in the table above, $297.2 million, $296.7 million, and $221.7 million are offset against deferred tax assets in the consolidated balance sheets as of January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

The amounts in the table above do not include related interest and penalties. The amount of interest and penalties accrued was approximately $3.2 million, $3.9 million, and $4.0 million as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively. The Company’s policy is to recognize interest and penalties as a component of income tax expense. The consolidated statements of operations for fiscal 2023, 2022, and 2021 included accruals of $1.6 million, $0.6 million, and $1.0 million, respectively, of interest and penalties related to unrecognized tax benefits.

The Company’s major tax jurisdictions are the United States, the states of California and Massachusetts, Singapore, China, India, Germany, and Israel. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of January 28, 2023, the Company is subject to examination in material jurisdictions including China, India, Israel, Singapore, Germany, and the United States for fiscal years 2003 through 2023.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by $1.9 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to the Company’s Singapore subsidiary. After the conclusion of the initial Pioneer status, the EDB granted an incentive known as the Development and Expansion Incentive (“DEI”) and extended the Pioneer status over multiple years. During the first quarter of fiscal 2023, the EDB agreed to extend the Company’s DEI by five years, through June 30, 2029. As a result of the DEI extension, the Company’s Singapore deferred taxes were remeasured based on their expected future reversals at a lower incentive tax rate, resulting in a $213.6 million reduction to our net deferred tax assets in Singapore and a corresponding increase in our deferred income tax expense in that period. To retain the current DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. In fiscal 2023, no Singapore tax incentive net tax benefits were recorded. In fiscal 2022, tax savings associated with this tax incentive were approximately $11.8 million, which if paid would impact the Company’s earnings per share by $0.01 per share. There was no such benefit in fiscal 2021.

Marvell Israel (M.I.S.L) Ltd., is entitled to certain tax benefits under the Israeli Encouragement of Investments Law (“Encouragement Law”) Special Technology Enterprise Regime, which includes reduced corporate income tax rates, subject to various operating requirements and other conditions. In fiscal 2023, tax savings associated with this program were approximately $11.2 million, which if paid, would impact the Company’s earnings per share by $0.01 per share in fiscal 2023. There was no tax benefit in fiscal 2022, and 2021.

The Company’s principal source of liquidity as of January 28, 2023 consisted of approximately $911.0 million of cash and cash equivalents, of which approximately $642.0 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $433.9 million of assets held by subsidiaries as such amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 14 — Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Numerator:
Net loss	$(163.5)	$(421.0)	$(277.3)
Denominator:
Weighted-average shares — basic	851.4	796.9	668.8
Effect of dilutive securities:
Stock-based awards	—	—	—
Weighted-average shares — diluted	851.4	796.9	668.8

Net loss per share:
Basic	$(0.19)	$(0.53)	$(0.41)
Diluted	$(0.19)	$(0.53)	$(0.41)

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anti-dilutive potential shares are presented in the following table (in millions):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Weighted-average shares outstanding:
Stock-based awards	21.0	16.1	11.3
Convertible debt	—	0.5	—

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the years ended January 28, 2023, January 29, 2022, and January 30, 2021 due to the net losses reported in those periods.

Note 15 — Segment and Geographic Information

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

The following table presents long-lived asset information based on the physical location of the assets by geographic region (in millions):

	January 28, 2023	January 29, 2022
Property and equipment, net:
United States	$418.6	$319.0
Singapore	94.5	83.4
Israel	18.2	23.7
India	15.6	16.1
China	10.9	11.6
Others	19.6	9.0
	$577.4	$462.8

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	January 28, 2023	January 29, 2022
Cash and cash equivalents:
Cash	$760.3	$435.9
Cash equivalents:
Time deposits	150.7	177.6
Cash and cash equivalents	$911.0	$613.5

Short-term, highly liquid investments of $150.7 million and $177.6 million as of January 28, 2023 and January 29, 2022, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not considered as investments because of the short-term maturity of such investments.

	January 28, 2023	January 29, 2022
Accounts receivable, net:
Accounts receivable	$1,194.3	$1,051.6
Less: Doubtful accounts	(2.1)	(3.0)
Accounts receivable, net	$1,192.2	$1,048.6

	January 28, 2023	January 29, 2022
Inventories:
Work-in-process	$756.3	$578.9
Finished goods	312.0	141.4
Inventories	$1,068.3	$720.3

The inventory balance at January 29, 2022 includes $38.7 million related to the remaining inventory fair value adjustment from the Innovium acquisition.

	January 28, 2023	January 29, 2022
Property and equipment, net:
Machinery and equipment	$1,083.9	$895.4
Land, buildings, and leasehold improvements	306.2	293.6
Computer software	114.5	109.1
Furniture and fixtures	30.9	30.1
	1,535.5	1,328.2
Less: Accumulated depreciation	(958.1)	(865.4)
Property and equipment, net	$577.4	$462.8

The Company recorded depreciation expense of $126.8 million, $113.5 million and $95.9 million for fiscal 2023, 2022 and 2021, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 28, 2023	January 29, 2022
Other non-current assets:
Prepaid ship and debit	$481.3	$215.9
Technology and other licenses (1)	439.5	490.2
Prepayments on supply capacity reservation agreements	282.3	54.6
Operating right-of-use assets	211.3	142.0
Non-marketable equity investments	36.1	30.7
Other	58.3	61.0
Other non-current assets	$1,508.8	$994.4

(1)Amortization of technology and other licenses was $189.5 million, $149.5 million and $99.3 million in fiscal 2023, 2022 and 2021, respectively.

	January 28, 2023	January 29, 2022
Accrued liabilities:
Variable consideration estimates (1)	$572.8	$258.6
Accrued income tax payable	118.4	23.3
Technology license obligations	119.1	84.2
Accrued legal reserve	102.0	8.5
Deferred revenue	45.2	39.0
Lease liabilities - current portion	43.8	38.2
Accrued interest payable	22.1	20.1
Deferred non-recurring engineering credits	20.0	71.2
Accrued royalty	16.0	17.4
Other	32.6	62.1
Accrued liabilities	$1,092.0	$622.6
(1)     Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	January 28, 2023	January 29, 2022
Other non-current liabilities:
Technology license obligations	$267.0	$304.3
Lease liabilities - non current	201.6	140.3
Deferred tax liabilities	64.2	34.5
Non-current income taxes payable	28.5	35.0
Other	29.2	19.0
Other non-current liabilities	$590.5	$533.1

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss, net of tax, by components for the comparative period are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at Balance at February 1, 2020	$—
Other comprehensive income (loss) before reclassifications	1.2
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)
Net current-period other comprehensive income (loss), net of tax	—
Balance at January 30, 2021	—
Other comprehensive income (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current-period other comprehensive income (loss), net of tax	—
Balance at January 29, 2022	—
Other comprehensive income (loss) before reclassifications	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9
Net current-period other comprehensive income (loss), net of tax	—
Balance at January 28, 2023	$—

Consolidated Statements of Cash Flows

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Supplemental Cash Flow Information:
Cash paid for interest	$147.9	$91.2	$54.6
Cash paid for income taxes, net	$95.9	$7.9	$14.2
Non-Cash Investing and Financing Activities:
Non-cash consideration paid and consideration unpaid for the acquisitions	$9.2	$7,231.8	$—
Purchase of software and intellectual property under license obligations	$108.9	$325.5	$68.8
Unpaid purchase of property and equipment at end of year	$63.2	$20.7	$10.1
Unpaid equity and debt financing costs	$—	$—	$1.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 28, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2023 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 28, 2023.

The effectiveness of our internal control over financial reporting as of January 28, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

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

Changes to Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended January 28, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We adopted a hybrid work policy where most of our employees have the option to split their time between working from home and the office. In addition, we continue to monitor and assess the potential impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Marvell Technology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marvell Technology, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 9, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2023

PART III
Unless we file an amendment to this Form 10-K within 120 days after January 28, 2023 to include the Part III information, we intend to incorporate such information by reference to our definitive proxy statement in connection with our 2023 annual meeting of stockholders to be held in June 2023 (the “2023 Proxy Statement”).

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Election of Directors,” “Corporate Governance and Matters Related to Our Board” and “Executive Officers of the Company” in our 2023 Proxy Statement.

Delinquent Section 16(a) Reports

The information required by Item 405 of Regulation S-K is incorporated by reference herein, as applicable, to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors (the “Code of Ethics”) that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), Corporate Controller (our chief accounting officer) and any person performing similar functions) and employees. This Code of Ethics was most recently amended in March 2022. We intend to disclose certain future amendments to certain provisions of our Code of Ethics and waivers of our Code of Ethics granted to executive officers and directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics is available on our website www.marvell.com. None of the material on our website is part of our Annual Report on Form 10-K or is incorporated by reference herein.

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth under the caption “Corporate Governance and Matters Related to Our Board” in our 2023 Proxy Statement.

Item 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Compensation of Directors,” “Director Compensation Table-Fiscal 2023,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect January 28, 2023:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders (3)	16,776,002	$19.28	107,174,498
Equity compensation plans not approved by security holders (4)	3,761,649	$12.40	—

(1)Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 28, 2023).
(2)The weighted-average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)Includes our Amended and Restated 1995 Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”).
(4)Plans not approved by security holders consists of the Cavium 2007, 2016 and Qlogic equity incentive plans which we assumed in our merger with Cavium Inc, Aquantia 2004, 2015 and 2017 equity incentive plans which we assumed in our merger with Aquantia, Inphi 2010 equity incentive plans which we assumed in our merger with Inphi and Innovium 2015 equity incentive plans which we assumed in our merger with Innovium.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2023 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2023 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2023 Proxy Statement.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
See the “Index to Consolidated Financial Statements” on page 54 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
See “Schedule II — Valuation and Qualifying Accounts” on page 111 of this Annual Report on Form 10-K:
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

4.12
The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended;
					Filed Herewith

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3**	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent	8-K	000-30877	10.2	12/8/2020

10.4**	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent	8-K	000-30877	10.3	12/8/2020

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7	5/27/2022

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.7.9#	Form of Relative TSR and EPS RSU Grant Notice December 2022				Filed Herewith

10.8.1#	Marvell Technology Inc. 2000 Employee Stock Purchase Plan (as approved by shareholders as of June 23, 2022)				Filed Herewith

10.8.2#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended 2022				Filed Herewith

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Nariman Yousefi	10-Q	001-40357	10.18	6/9/2021

10.19#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.20#	Fiscal 2023 Named Executive Officer Compensation	10-Q	001-40357	10.20	5/27/2022

10.21#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description 2022				Filed Herewith

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29#	Promotion to Chief Finance Officer Letter Willem Meintjes				Filed Herewith

21.1	Subsidiaries of Registrant				Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP				Filed Herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)				Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed Herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed Herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed Herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

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

None.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Dated: March 9, 2023	By:	/S/ WILLEM MEINTJES
Willem Meintjes Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew J. Murphy and Willem Meintjes, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	President, Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2023
Matthew J. Murphy

/S/ WILLEM MEINTJES	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Willem Meintjes

/S/ PANTEHA DIXON	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2023
Panteha Dixon

/S/ SARA ANDREWS	Director	March 9, 2023
Sara Andrews

/S/ TUDOR BROWN	Director	March 9, 2023
Tudor Brown

/S/ BRAD BUSS	Director	March 9, 2023
Brad Buss

/S/ EDWARD FRANK	Director	March 9, 2023
Dr. Edward Frank

/S/ RICHARD S. HILL	Chairman of the Board	March 9, 2023
Richard S. Hill

/S/ REBECCA HOUSE	Director	March 9, 2023
Rebecca House

Name and Signature	Title	Date

/S/ MARACHEL KNIGHT	Director	March 9, 2023
Marachel Knight

/S/ MICHAEL STRACHAN	Director	March 9, 2023
Michael Strachan

/S/ ROBERT E. SWITZ	Director	March 9, 2023
Robert E. Switz

/S/ FORD TAMER	Director	March 9, 2023
Ford Tamer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended January 28, 2023
Allowance for doubtful accounts	$3.0	$1.2	$(2.1)	$2.1
Deferred tax asset valuation allowance	$1,003.4	$—	$(41.7)	$961.7
Fiscal year ended January 29, 2022
Allowance for doubtful accounts	$2.1	$1.5	$(0.6)	$3.0
Deferred tax asset valuation allowance	$749.5	$253.9	$—	$1,003.4
Fiscal year ended January 30, 2021
Allowance for doubtful accounts	$2.2	$1.4	$(1.5)	$2.1
Deferred tax asset valuation allowance	$676.8	$72.7	$—	$749.5