Form 10-Q
period 2023-04-29
Marvell Technology, Inc.
filed 2023-05-26
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of May 19, 2023 was 860.0 million.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	April 29, 2023	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,028.3	$911.0
Accounts receivable, net	1,000.9	1,192.2
Inventories	1,026.0	1,068.3
Prepaid expenses and other current assets	147.7	109.6
Total current assets	3,202.9	3,281.1
Property and equipment, net	636.2	577.4
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	4,832.0	5,102.0
Deferred tax assets	608.2	465.9
Other non-current assets	1,407.0	1,508.8
Total assets	$22,273.2	$22,522.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388.4	$465.8
Accrued liabilities	970.8	1,092.0
Accrued employee compensation	184.6	244.5
Short-term debt	1,517.6	584.4
Total current liabilities	3,061.4	2,386.7
Long-term debt	3,154.9	3,907.7
Other non-current liabilities	563.0	590.5
Total liabilities	6,779.3	6,884.9
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,589.9	14,512.0
Accumulated other comprehensive loss	(0.9)	—
Retained earnings	903.2	1,123.5
Total stockholders’ equity	15,493.9	15,637.2
Total liabilities and stockholders’ equity	$22,273.2	$22,522.1

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net revenue	$1,321.7	$1,446.9
Cost of goods sold	764.5	696.0
Gross profit	557.2	750.9
Operating expenses:
Research and development	480.7	444.1
Selling, general and administrative	199.0	235.7
Restructuring related charges	59.9	1.3
Total operating expenses	739.6	681.1
Operating income (loss)	(182.4)	69.8
Interest income	2.5	0.5
Interest expense	(52.7)	(36.3)
Other income, net	0.3	5.2
Interest and other loss, net	(49.9)	(30.6)
Income (loss) before income taxes	(232.3)	39.2
Provision (benefit) for income taxes	(63.4)	204.9
Net loss	$(168.9)	$(165.7)

Net loss per share - basic	$(0.20)	$(0.20)

Net loss per share - diluted	$(0.20)	$(0.20)

Weighted-average shares:
Basic	856.7	848.0
Diluted	856.7	848.0
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net loss	$(168.9)	$(165.7)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	(0.9)	—
Other comprehensive income (loss), net of tax	(0.9)	—
Comprehensive loss, net of tax	$(169.8)	$(165.7)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Retained Earnings	Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	3.8	—	8.3	—	—	8.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(72.6)	—	—	(72.6)
Stock-based compensation	—	—	142.2	—	—	142.2
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.4)	(51.4)
Net loss	—	—	—	—	(168.9)	(168.9)
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Balance at April 29, 2023	859.9	$1.7	$14,589.9	$(0.9)	$903.2	$15,493.9

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	4.1	—	2.4	—	2.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(137.6)	—	(137.6)
Stock-based compensation	—	—	129.7	—	129.7
Repurchase of common stock	(0.3)	—	(15.0)	—	(15.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	(50.9)	(50.9)
Net loss	—	—	—	(165.7)	(165.7)
Balance at April 30, 2022	850.5	$1.7	$14,188.5	$1,274.8	$15,465.0

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net loss	$(168.9)	$(165.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78.4	75.7
Stock-based compensation	143.2	131.1
Amortization of acquired intangible assets	270.0	272.5
Amortization of inventory fair value adjustment associated with acquisitions	—	9.3
Restructuring related impairment charges	10.1	0.9
Deferred income taxes	(139.1)	165.0
Other expense, net	12.8	5.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	191.3	(139.5)
Prepaid expenses and other assets	7.9	(142.9)
Inventories	41.2	(125.8)
Accounts payable	(104.8)	61.4
Accrued employee compensation	(60.1)	(50.0)
Accrued liabilities and other non-current liabilities	(73.6)	97.0
Net cash provided by operating activities	208.4	194.8
Cash flows from investing activities:
Purchases of technology licenses	(2.8)	(1.6)
Purchases of property and equipment	(99.8)	(36.9)
Acquisitions, net of cash acquired	—	(44.0)
Other, net	(0.1)	0.1
Net cash used in investing activities	(102.7)	(82.4)
Cash flows from financing activities:
Repurchases of common stock	—	(15.0)
Proceeds from employee stock plans	7.5	2.5
Tax withholding paid on behalf of employees for net share settlement	(72.6)	(137.6)
Dividend payments to stockholders	(51.4)	(50.9)
Payments on technology license obligations	(50.0)	(49.0)
Proceeds from borrowings	200.0	—
Principal payments of debt	(21.9)	(10.9)
Net cash provided by (used in) financing activities	11.6	(260.9)
Net increase (decrease) in cash and cash equivalents	117.3	(148.5)
Cash and cash equivalents at beginning of period	911.0	613.5
Cash and cash equivalents at end of period	$1,028.3	$465.0

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended April 29, 2023, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2023 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2023 had a 52-week year. Fiscal 2024 is a 53-week year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, assets acquired and liabilities assumed in connection with acquisitions, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Note 2. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended
	April 29, 2023	% of Total	April 30, 2022	% of Total
Net revenue by end market:
Data center	$435.8	33%	$640.5	44%
Enterprise networking	364.6	27%	286.6	20%
Carrier infrastructure	289.9	22%	252.0	18%
Consumer	142.1	11%	178.5	12%
Automotive/industrial	89.3	7%	89.3	6%
	$1,321.7	100%	$1,446.9	100%

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended
	April 29, 2023	% of Total	April 30, 2022	% of Total
Net revenue based on destination of shipment:
China	$515.7	39%	$644.0	45%
United States	187.3	14%	149.5	10%
Singapore	112.3	8%	50.1	3%
Malaysia	98.5	7%	81.2	6%
Finland	80.1	6%	38.8	3%
Taiwan	53.8	4%	53.6	4%
Thailand	45.4	3%	99.3	7%
Japan	43.8	3%	67.0	5%
Philippines	11.6	1%	51.9	4%
Other	173.2	15%	211.5	13%
	$1,321.7		$1,446.9

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended
	April 29, 2023	% of Total	April 30, 2022	% of Total
Net revenue by customer type:
Direct customers	$890.8	67%	$993.9	69%
Distributors	430.9	33%	453.0	31%
	$1,321.7		$1,446.9

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the three months ended April 29, 2023 that was included in deferred revenue balance at January 28, 2023 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Note 3. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at April 29, 2023 and January 28, 2023 (in millions):

	April 29, 2023	January 28, 2023
Face Value Outstanding:
2024 Term Loan - 3-Year Tranche	$735.0	$735.0
2026 Term Loan - 5-Year Tranche	765.6	787.5
Term Loan Total	1,500.6	1,522.5
2023 Revolving Credit Facility	200.0	—
Revolving Credit Facility Total	200.0	—
4.200% MTG/MTI 2023 Senior Notes	500.0	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
2.950% 2031 Senior Notes	750.0	750.0
Senior Notes Total	2,999.9	2,999.9
Total borrowings	$4,700.5	$4,522.4
Less: Unamortized debt discount and issuance cost	(28.0)	(30.3)
Net carrying amount of debt	$4,672.5	$4,492.1
Less: Current portion (1)	1,517.6	584.4
Non-current portion	$3,154.9	$3,907.7

(1)As of April 29, 2023, the current portion of outstanding debt that is due within twelve months includes the 2024 Term Loan - 3-Year Tranche, the MTG/MTI 2023 Senior Notes, the outstanding balance of the 2023 Revolving Credit Facility and a portion of the 2026 Term Loan - 5-Year Tranche. The Company intends to repay the amount with operating cash flow. The weighted average interest rate on short-term debt outstanding at April 29, 2023 and January 28, 2023 was 5.618% and 4.448%, respectively.

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

On April 14, 2023, the Company entered into an agreement to amend and restate the revolving credit facility to increase the borrowing capacity to $1.0 billion with a 5-year term and a stated floating interest rate which equates to an adjusted term Secure Overnight Financing Rate (“SOFR”) plus an applicable margin. The Company also entered into an agreement to amend the term loan to adopt SOFR interest rates and conform the maximum leverage ratio financial covenant with the amended and restated revolving credit facility agreement.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
2024 and 2026 Term Loans

On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A (the “2024 and 2026 Term Loan Agreement”) in order to finance the acquisition of Inphi Corporation (“Inphi”). The 2024 and 2026 Term Loan Agreement provides for borrowings of $1.75 billion consisting of: (i) $875.0 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875.0 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”).

On April 14, 2023, the Company entered into an amendment to the 2024 and 2026 Term Loan Agreement. The amendment modifies the existing agreement to, among other things, adopt SOFR interest rates and conform the maximum leverage ratio financial covenant with the amended and restated revolving credit agreement.

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted SOFR + 135 bps. The effective interest rate for the 3-Year Tranche Loan was 4.205% as of April 29, 2023. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted SOFR + 147.5 bps. The effective interest rate for the 5-Year Tranche Loan was 4.937% as of April 29, 2023. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the three months ended April 29, 2023, the Company repaid $21.9 million of the principal outstanding of the 5-Year Tranche Loan.

The 2024 and 2026 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of April 29, 2023, the Company has $1.5 billion 2024 and 2026 Term Loan borrowings outstanding and was in compliance with its debt covenants.

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at April 29, 2023.

During the quarter ended April 29, 2023, the Company drew down $200.0 million on the 2023 Revolving Credit Facility that remained outstanding at April 29, 2023. The Company intends to repay the outstanding amount during fiscal 2024. As of April 29, 2023, $800.0 million of the $1 billion of the 2023 Revolving Credit Facility was undrawn and will be available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan covenants discussed above.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
2026, 2028, and 2031 Senior Unsecured Notes

On April 12, 2021, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 1.650% Senior Notes due 2026 (the “2026 Senior Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 2.450% Senior Notes due 2028 (the “2028 Senior Notes”) and (iii) $750.0 million aggregate principal amount of the Company’s 2.950% Senior Notes due 2031 (the “2031 Senior Notes”, and, together with the 2026 Senior Notes and the 2028 Senior Notes, the “Senior Notes”). On October 8, 2021, the Senior Notes issued on April 12, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and the transfer restrictions and registration rights applicable to the Senior Notes issued in April 2021 do not apply to the new notes.

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of April 29, 2023, the Company had $2.0 billion Senior Notes borrowings outstanding.

2023 and 2028 Senior Unsecured Notes

On June 22, 2018, the Company’s Bermuda-based parent company Marvell Technology Group, Ltd. (“MTG”) completed a public offering of (i) $500.0 million aggregate principal amount of 4.200% Senior Notes due 2023 (the “MTG 2023 Notes”) and (ii) $500.0 million aggregate principal amount of 4.875% Senior Notes due 2028 (the “MTG 2028 Notes” and, together with the MTG 2023 Notes, the “MTG Senior Notes”).

In April 2021, in conjunction with the Company’s U.S. domiciliation, the Company commenced Exchange Offers on April 19, 2021 for the outstanding $1.0 billion in aggregate principal amount of the MTG Senior Notes outstanding in exchange for corresponding senior notes to be issued by the Company’s U.S. domiciled parent MTI. MTI made an offer to (i) exchange any and all of the outstanding MTG 2023 Notes for up to an aggregate principal amount of $500.0 million of new 4.200% Senior Notes due 2023 issued by MTI (the “MTI 2023 Notes”) and to (ii) exchange any and all of the outstanding MTG 2028 Notes for up to an aggregate principal amount of $500.0 million of new 4.875% Senior Notes due 2028 issued by MTI (the “MTI 2028 Notes” and, together with the MTI 2023 Notes, the “MTI Senior Notes”). Each new series of MTI Senior Notes have the same interest rate, maturity date, redemption terms and interest payment dates and are subject to substantially similar covenants as the corresponding series of the MTG Senior Notes for which they were offered in exchange.

The settlement of the Exchange Offers occurred on May 4, 2021 with $433.9 million aggregate principal amount of the MTG 2023 Notes and $479.5 million aggregate principal amount of the MTG 2028 Notes. The exchange was accounted for as a debt modification in accordance with applicable accounting guidance. On December 16, 2021, the MTI Senior Notes issued on May 4, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in May 2021, except that the new notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the MTI Senior Notes issued in May 2021 do not apply to the new notes.

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

As of April 29, 2023, the Company had $1.0 billion MTG/MTI Senior Notes borrowings outstanding.

Interest Expense and Future Contractual Maturities

During the three months ended April 29, 2023, the Company recognized $50.5 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

During the three months ended April 30, 2022, the Company recognized $32.9 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

As of April 29, 2023, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$765.6
2025	844.4
2026	131.2
2027	959.4
2028	—
Thereafter	1,999.9
Total	$4,700.5

Note 4. Commitments and Contingencies

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

Total future unconditional purchase commitments as of April 29, 2023, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2024	$501.9	$100.7
2025	622.1	122.8
2026	613.9	44.8
2027	449.4	36.4
2028	185.5	36.5
Thereafter	533.5	157.0
Total unconditional purchase commitments	$2,906.3	$498.2

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $2.6 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2024 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $59.5 million for the remainder of fiscal 2024 through fiscal 2026. Such purchase commitments are summarized in the preceding table.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
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

Note 5. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

During fiscal 2023, the Company completed acquisitions of several companies for total purchase consideration of $103.2 million, of which $73.6 million was allocated to goodwill. The purpose of the acquisitions was to expand engineering resources staff to address customer design opportunities, access additional intellectual property and support expansion of the Company’s networking solutions. The carrying value of goodwill as of April 29, 2023 and January 28, 2023 is $11.6 billion.

Acquired Intangible Assets, Net

As of April 29, 2023 and January 28, 2023, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	April 29, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,078.0	$(2,198.2)	$2,879.8	4.40
Customer contracts and related relationships	2,179.0	(936.2)	1,242.8	4.00
Trade names	66.0	(35.6)	30.4	2.92
Total acquired amortizable intangible assets	$7,323.0	$(3,170.0)	$4,153.0	4.27
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$8,002.0	$(3,170.0)	$4,832.0

	January 28, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,078.0	$(2,014.5)	$3,063.5	4.67
Customer contracts and related relationships	2,179.0	(853.2)	1,325.8	4.24
Trade names	66.0	(32.3)	33.7	3.11
Total acquired amortizable intangible assets	$7,323.0	$(2,900.0)	$4,423.0	4.53
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$8,002.0	$(2,900.0)	$5,102.0

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

Amortization expense for acquired intangible assets for the three months ended April 29, 2023 and April 30, 2022 was $270.0 million and $272.5 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of April 29, 2023 (in millions):

Fiscal Year	Amount
Remainder of 2024	$823.5
2025	1,043.3
2026	989.5
2027	821.4
2028	264.6
Thereafter	210.7
$4,153.0

Note 6. Fair Value Measurements

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at April 29, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$39.9	$—	$39.9
Other non-current assets:
Marketable equity investments	3.6	—	—	3.6
Severance pay fund	—	0.7	—	0.7
Total assets	$3.6	$40.6	$—	$44.2
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$0.9	$—	$0.9
Total liabilities	$—	$0.9	$—	$0.9

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of April 29, 2023 and January 28, 2023, non-marketable equity investments had a carrying value of $36.0 million and $36.1 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 28, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$150.7	$—	$150.7
Other non-current assets:
Marketable equity investments	3.2	—	—	3.2
Severance pay fund	—	0.7	—	0.7
Total assets	$3.2	$151.4	$—	$154.6

Fair Value of Debt

The Company classified the 2024 and 2026 Term Loans, the 2023 Revolving Credit Facility, the 2023 Senior Notes, the 2026 Senior Notes, 2028 Senior Notes, and 2031 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2024 and 2026 Term Loans and the 2023 Revolving Credit Facility approximate their fair value as each is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $2.7 billion at April 29, 2023 and January 28, 2023, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 3 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Restructuring

During the quarter ended April 29, 2023, the Company initiated a restructuring plan and incurred $59.9 million restructuring related charges to streamline the organization and optimize resources. The charges are mainly comprised of severance and other one-time termination benefits, impairment and write-off of purchased IP licenses and equipment, and other costs. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2024.

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three months ended
	April 29, 2023	April 30, 2022
Employee severance	$47.4	$0.6
Impairment and write-off of assets
Purchased IP licenses	8.1	—
Equipment	1.3	—
Other	3.1	0.7
	$59.9	$1.3

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance	Other	Total
Balance at January 28, 2023	$3.6	$1.4	$5.0
Charges	47.4	12.5	59.9
Net cash payments	(15.0)	(1.2)	(16.2)
Non-cash items	—	(7.1)	(7.1)
Balance at April 29, 2023	36.0	5.6	41.6
Less: non-current portion	—	0.7	0.7
Current portion	$36.0	$4.9	$40.9

The current and non-current portions of the restructuring liability at April 29, 2023 of $40.9 million and $0.7 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

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

The Company recorded income tax benefit of $63.4 million for the three months ended April 29, 2023. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The benefit of the tax incentives on net income per share was approximately $0.01 per share and $0.01 per share for the three months ended April 29, 2023 and April 30, 2022, respectively. In the first quarter of fiscal 2023, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. As a result of the DEI extension, the Company remeasured its Singapore net deferred tax assets that are scheduled to reverse during these future periods at the new incentive tax rate that the Company expects to apply during these periods, which resulted in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding deferred income tax expense during the first quarter of fiscal 2023.

The amount of unrecognized tax benefits could increase or decrease due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. It is reasonably possible that our uncertain tax positions may be reduced by as much as $24.5 million within the next 12 months as a result of the lapses of statutes of limitation. The Company is currently under audit in certain U.S. state and non-U.S. taxing jurisdictions. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

The Company’s principal source of liquidity as of April 29, 2023 consisted of approximately $1.0 billion of cash and cash equivalents, of which approximately $592.3 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $246.0 million of assets held by subsidiaries as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 9. Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended
	April 29, 2023	April 30, 2022
Numerator:
Net loss	$(168.9)	$(165.7)
Denominator:
Weighted-average shares — basic	856.7	848.0
Effect of dilutive securities:
Stock-based awards	—	—
Weighted-average shares — diluted	856.7	848.0
Net loss per share:
Basic	$(0.20)	$(0.20)
Diluted	$(0.20)	$(0.20)

Potential dilutive securities include dilutive common stock from stock-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential common stock outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended
	April 29, 2023	April 30, 2022
Weighted-average shares outstanding:
Stock-based awards	18.9	13.9

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three months ended April 29, 2023 and April 30, 2022 due to the net losses reported in those periods.

Note 10. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	April 29, 2023	January 28, 2023
Inventories:
Work-in-process	$668.2	$756.3
Finished goods	357.8	312.0
Inventories	$1,026.0	$1,068.3

	April 29, 2023	January 28, 2023
Property and equipment, net:
Machinery and equipment	$1,170.5	$1,083.9
Land, buildings, and leasehold improvements	307.5	306.2
Computer software	116.0	114.5
Furniture and fixtures	31.2	30.9
	1,625.2	1,535.5
Less: Accumulated depreciation	(989.0)	(958.1)
Property and equipment, net	$636.2	$577.4

	April 29, 2023	January 28, 2023
Other non-current assets:
Prepaid ship and debits	$416.8	$481.3
Technology licenses	396.2	439.5
Prepayments on supply capacity reservation agreements	295.9	282.3
Operating right-of-use assets	201.5	211.3
Non-marketable equity investments	36.0	36.1
Other	60.6	58.3
Other non-current assets	$1,407.0	$1,508.8

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	April 29, 2023	January 28, 2023
Accrued liabilities:
Variable consideration estimates (1)	$426.3	$572.8
Accrued income tax payable	154.5	118.4
Technology license obligations	96.8	119.1
Accrued legal reserve	77.3	102.0
Deferred revenue	44.4	45.2
Lease liabilities - current portion	43.4	43.8
Accrued restructuring	40.9	4.2
Accrued interest payable	21.7	22.1
Deferred non-recurring engineering credits	16.2	20.0
Other	49.3	44.4
Accrued liabilities	$970.8	$1,092.0

(1) Variable consideration estimates consist of estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	April 29, 2023	January 28, 2023
Other non-current liabilities
Technology license obligations	$243.6	$267.0
Lease liabilities - non current	190.4	201.6
Deferred tax liabilities	69.8	64.2
Non-current income tax payable	32.7	28.5
Other	26.5	29.2
Other non-current liabilities	$563.0	$590.5

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, by components for the current period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5
Other comprehensive income (loss), net of tax	(0.9)
Balance at April 29, 2023	$(0.9)

For the three months ended April 30, 2022, there were no reconciling differences between net loss and comprehensive loss.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. As of April 29, 2023, $449.5 million remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended April 29, 2023, the Company did not repurchase shares of its common stock. During the three months ended April 30, 2022, the Company repurchased 0.3 million shares of its common stock for $15.0 million. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, rising interest rates, financial institution instability and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the 5G and Cloud markets, as well as for Artificial Intelligence (AI) solutions, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
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
•risks related to the potential impact of significant events or natural disasters, or the effects of climate change (such as droughts, flooding, wildfires, increased storm severity, sea level rise, and power outages), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third-party manufacturing partners or suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
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

Net revenue in the first quarter of fiscal 2024 was $1.3 billion and was 9% lower than net revenue of $1.4 billion in the first quarter of fiscal 2023. This was due to a decrease in sales to the data center end market by 32% and a decrease in sales to the consumer end market by 20%. These decreases were partially offset by an increase in sales to the enterprise networking end market by 27% and an increase in sales to the carrier infrastructure end market by 15%. The sales to the automotive/industrial end market were relatively flat for the three months ended April 29, 2023 compared to the three months ended April 30, 2022.

During the second half of fiscal 2023, in response to a softening demand environment, customers started requesting to push out shipments and reschedule orders to manage their inventory. We have seen these inventory corrections continue to impact our storage customers, as well as enterprise networking and our wired carrier customers. In addition, we have continued to see low demand from our OEM customers in China. During the first quarter of fiscal 2024, we have seen a strong increase in demand for our optical products, driven by AI applications.

To secure capacity over the long term, we have entered into and expect to continue to enter into capacity reservation arrangements with certain foundries and partners for substrates. See “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We expect that the U.S. government’s export restrictions on certain Chinese customers to continue to impact our revenue. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which use our solutions may also be impacted by export restrictions. See also Part II, Item IA, “Risk Factors,” including, but not limited to, the risk detailed under the caption “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business.”

Restructuring. During the quarter ended April 29, 2023, we initiated a restructuring plan and incurred $59.9 million restructuring related charges to streamline our organization and optimize resources. See “Note 7 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the three months ended April 29, 2023, we did not repurchase shares of our common stock. As of April 29, 2023, $449.5 million remained available for future stock repurchases.

As of April 29, 2023, a total of 310.4 million shares have been repurchased since inception of our current and previous stock repurchase programs for an aggregate total of $4.4 billion in cash. We returned $51.4 million to stockholders in the three months ended April 29, 2023 in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $1.0 billion at April 29, 2023, which were $117.3 million higher than our balance at our fiscal year ended January 28, 2023 of $911.0 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at April 29, 2023, who represented a total of 55% of gross accounts receivable, compared with four customers at April 30, 2022, who represented 52% of gross accounts receivable. During the three months ended April 29, 2023, there was one customer, in addition to two distributors, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the three months ended April 30, 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	April 29, 2023	April 30, 2022
Customer:
Customer A	15%	*
Distributor:
Distributor A	16%	19%
Distributor B	11%	*
*Less than 10% of net revenue.

We continue to monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 69% of our net revenue in the three months ended April 29, 2023, and approximately 75% of net revenue in the three months ended April 30, 2022. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended April 29, 2023 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended
	April 29, 2023	April 30, 2022
Net revenue	100.0%	100.0%
Cost of goods sold	57.8	48.1
Gross profit	42.2	51.9
Operating expenses:
Research and development	36.4	30.7
Selling, general and administrative	15.1	16.3
Restructuring related charges	4.5	0.1
Total operating expenses	56.0	47.1
Operating income (loss)	(13.8)	4.8
Interest income	0.2	—
Interest expense	(4.0)	(2.5)
Other income (loss), net	—	0.4
Income (loss) before income taxes	(17.6)	2.7
Provision (benefit) for income taxes	(4.8)	14.2
Net loss	(12.8)%	(11.5)%

Three Months Ended April 29, 2023 and April 30, 2022

Net Revenue

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Net revenue	$1,321.7	$1,446.9	(8.7)%

Our net revenue for the three months ended April 29, 2023 decreased by $125.2 million compared to net revenue for the three months ended April 30, 2022. This was due to a decrease in sales to the data center end market by 32% and a decrease in sales to the consumer end market by 20%. The decreases were partially offset by an increase in sales to the enterprise networking end market by 27% and an increase in sales to the carrier infrastructure end market by 15%. The sales to the automotive/industrial end market were relatively flat for the three months ended April 29, 2023 compared to the three months ended April 30, 2022.

The overall decreases in net revenue of 8.7% for the three months ended April 29, 2023 compared to three months ended April 30, 2022, were primarily driven by lower unit shipments related to storage products.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Cost of goods sold	$764.5	$696.0	9.8%
% of net revenue	57.8%	48.1%
Gross profit	$557.2	$750.9	(25.8)%
% of net revenue	42.2%	51.9%

Cost of goods sold as a percentage of net revenue increased for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, which is primarily due to a shift in product mix and increased inventory reserves. As a result, gross margin for the three months ended April 29, 2023 decreased by 9.7 percentage points compared to the three months ended April 30, 2022.

Research and Development

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Research and development	$480.7	$444.1	8.2%
% of net revenue	36.4%	30.7%

Research and development expense increased by $36.6 million in the three months ended April 29, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to $28.9 million of higher employee personnel-related costs.

Selling, General and Administrative

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Selling, general and administrative	$199.0	$235.7	(15.6)%
% of net revenue	15.1%	16.3%

Selling, general and administrative expense decreased by $36.7 million in the three months ended April 29, 2023 compared to the three months ended April 30, 2022. The decrease was primarily due to a $15.0 million charge in the three months ended April 30, 2022 related to a contractual dispute, which did not repeat in the three months ended April 29, 2023, $11.7 million of lower intangibles amortization expense related to intangibles that were fully amortized during the first quarter of fiscal 2023 and $9.5 million of lower integration costs associated with our prior acquisitions.

Restructuring Related Charges

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Restructuring related charges	$59.9	$1.3	4,507.7%
% of net revenue	4.5%	0.1%

We recognized $59.9 million of total restructuring related charges in the three months ended April 29, 2023 as a result of our restructuring plan to streamline our organization and optimize resources. See “Note 7 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Interest income	$2.5	$0.5	400.0%
% of net revenue	0.2%	—%

Interest income increased by $2.0 million in the three months ended April 29, 2023 compared to the three months ended April 30, 2022 due to higher interest rates on our invested cash.

Interest Expense

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Interest expense	$(52.7)	$(36.3)	45.2%
% of net revenue	(4.0)%	(2.5)%

Interest expense increased by $16.4 million in the three months ended April 29, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to higher interest expense associated with the 2024 and 2026 Term Loans.

Other Income, Net

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Other income, net	$0.3	$5.2	(94.2)%
% of net revenue	—%	0.4%

Other income, net, decreased by $4.9 million in the three months ended April 29, 2023 compared to the three months ended April 30, 2022. The higher income in the three months ended April 30, 2022 was primarily due to a gain recognized from an equity investment in a privately-held company.

Provision (Benefit) for Income Taxes

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$(63.4)	$204.9	(130.9)%

Our income tax benefit for the three months ended April 29, 2023 was $63.4 million compared to a tax expense of $204.9 million for the three months ended April 30, 2022. Our income tax benefit of $63.4 million for the three months ended April 29, 2023 differed from the 21% federal income tax rate, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax expense for the three months ended April 30, 2022 differed from the U.S. federal tax rate of 21% primarily because of the remeasurement of our deferred taxes in Singapore upon the five year extension of our DEI status until June 30, 2029 at the new incentive tax rates that are expected to apply during these future periods for existing deferred tax items, resulting in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding income tax expense. In addition, our tax rate for the three months ended April 30, 2022 was affected by the recognition of benefits for tax credits, discrete tax benefits from stock-based compensation deductions and the tax rate differential on foreign income.

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

We also continue to evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in Part II Item 1A – Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of April 29, 2023 consisted of approximately $1.0 billion of cash and cash equivalents, of which approximately $592.3 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 8 – Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

In December 2020, to fund the Inphi acquisition, we executed the 2024 and 2026 Term Loan Agreement to obtain the 2024 and 2026 Term Loans. On April 14, 2023, we entered into an amendment to the 2024 and 2026 Term Loan Agreement. The amendment modifies the existing agreement to, among other things, adopt SOFR interest rates and conform the maximum leverage ratio financial covenant with the amended and restated revolving credit agreement.

For the quarter ended April 29, 2023, we repaid $21.9 million of the principal outstanding of the 2026 Term Loan. As of April 29, 2023, we had $735.0 million borrowings outstanding under the 2024 Term Loan and $765.6 million borrowings outstanding under the 2026 Term Loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility. On April 14, 2023, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the first quarter of fiscal 2024, we drew down $200.0 million on the 2023 Revolving Credit facility that remained outstanding as at April 29, 2023.

As of April 29, 2023, we had $2.0 billion aggregate principal amount of the Senior Notes outstanding and $1.0 billion aggregate principal amount of the MTG/MTI Senior Notes outstanding. The notes are registered under the Securities Act.

See “Note 3 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

To the extent that our existing cash and cash equivalents, together with cash generated by operations, and funds available under our 2023 Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current stockholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended April 29, 2023 was $208.4 million. We had a net loss of $168.9 million adjusted for the following non-cash items: amortization of acquired intangible assets of $270.0 million, stock-based compensation expense of $143.2 million, deferred income tax benefit of $139.1 million, depreciation and amortization of $78.4 million, restructuring related impairment charges of $10.1 million, and $12.8 million of net loss from other non-cash items. Cash inflow from working capital of $1.9 million for the three months ended April 29, 2023 was primarily driven by decreases in accounts receivable, inventory, and prepaid expenses and other assets, partially offset by decreases in accounts payable, accrued liabilities and other non-current liabilities and accrued employee compensation. The decrease in accounts receivable was primarily due to timing of shipments and a reduction of revenue due to higher customer inventories. The decrease in inventory was primarily a result of managing the supply chain in a slower demand environment. The decrease in prepaid expenses and other assets was primarily driven by a decrease in prepaid ship and debits due to lower inventory balance at distributors resulting from lower shipments to and higher sales at distributors, partially offset by prepayments on supply capacity reservation agreements. The decrease in accounts payable was primarily due to the timing of payments. The decrease in accrued liabilities and other non-current liabilities was primarily driven by lower ship and debit claims accrual due to lower inventory balance at distributors resulting from lower shipments to and higher sales at distributors, partially offset by increases in restructuring accruals and income tax payable. The decrease in accrued employee compensation was due to bonus payout.

Net cash provided by operating activities for the three months ended April 30, 2022 was $194.8 million. We had a net loss of $165.7 million adjusted for the following non-cash items: amortization of acquired intangible assets of $272.5 million, deferred income tax expense of $165.0 million, stock-based compensation expense of $131.1 million, depreciation and amortization of $75.7 million, amortization of inventory fair value adjustment associated with the acquisition of Innovium, Inc. of $9.3 million, restructuring related impairment charges of $0.9 million, and $5.8 million net loss from other non-cash items. Cash outflow from working capital of $299.8 million for the three months ended April 30, 2022 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets, and decrease in accrued employee compensation, partially offset by increases in accounts payable, and accrued liabilities and other non-current liabilities. The increase in accounts receivable was driven primarily by higher revenue and uniform collections. The increase in inventory was to support future customer demand. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements. The decrease in accrued employee compensation was due to bonus payout. The increase in accounts payable was mainly due to timing of payments. The increase in accrued liabilities and other non-current liabilities is mainly due to an increase in ship and debit claim reserve due to price increase and stock replenishment.

Cash Flows from Investing Activities

For the three months ended April 29, 2023, net cash used in investing activities of $102.7 million was primarily driven by purchases of property and equipment of $99.8 million, and purchases of technology licenses of $2.8 million.

For the three months ended April 30, 2022, net cash used in investing activities of $82.4 million was primarily driven by net cash paid for business acquisitions of $44.0 million, purchases of property and equipment of $36.9 million, and purchases of technology licenses of $1.6 million.

Cash Flows from Financing Activities

For the three months ended April 29, 2023, net cash provided by financing activities of $11.6 million was primarily attributable to $200.0 million drawdown from our 2023 Revolving Credit Facility and $7.5 million in proceeds from our employee stock plans, partially offset by $72.6 million for tax withholding payments on behalf of employees for net share settlements, $51.4 million for payment of our quarterly dividends, $50.0 million payments on technology license obligations, and $21.9 million repayment of debt.

For the three months ended April 30, 2022, net cash used in financing activities of $260.9 million was primarily attributable to $137.6 million tax withholding payments on behalf of employees for net share settlements, $50.9 million for payment of our quarterly dividends, $49.0 million payments on technology license obligations, $15.0 million of repurchases of common stock, and $10.9 million repayment of debt, partially offset by $2.5 million proceeds from employee stock plans.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. We also discuss updates of our significant commitments in “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended April 29, 2023.

Indemnification Obligations

See “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2024 and 2026 Term Loans and 2023 Revolving Credit Facility. See “Note 3 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $15.2 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our unaudited condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at April 29, 2023, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 29, 2023.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies and Legal Proceedings” as set forth in “Note 4 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, rising interest rates, financial institution instability and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the 5G and Cloud markets, as well as for Artificial Intelligence (AI) solutions, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
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

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

We face risks related to recessions, inflation, stagflation and other macroeconomic conditions

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, or conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

Unfavorable or uncertain conditions in the 5G and Cloud markets, as well as for Artificial Intelligence (AI) solutions, may cause fluctuations in our rate of revenue growth or financial results.

World-wide markets for our 5G and Cloud products, as well as for our Artificial Intelligence (AI) solutions, may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions continue to worsen, overall spending on our 5G and Cloud products, as well as our AI solutions, may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G and Cloud markets, including AI solutions, develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, Cloud systems, or AI solutions, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G, Cloud, and AI solutions, are still developing, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G and Cloud markets as well as customers for AI solutions.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2023, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 63% of our net revenue for the fiscal year ended January 28, 2023. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition” for specific information related to sales to our largest customers for the current quarterly reporting period.

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

If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. The risk of obsolescence and/or excess inventory is heightened for semiconductor solutions due to the rapidly changing market for these types of products. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies in April 2020, Infineon acquired Cypress Semiconductors in April 2020, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, Analog Devices acquired Maxim Integrated Products in 2021, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022 and Qualcomm acquired Veonner in April 2022. In addition, MaxLinear, Inc. announced plans to acquire Silicon Motion in May 2022 and Broadcom announced plans to acquire VMware in May 2022. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted, for example, by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. For example, during the first few quarters of fiscal year 2023 supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.

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

Over the last few years, we have rapidly increased in size. As a result, we have had to, and expect in the future to continue to need to, appropriately scale our business, internal systems and organization and to continue to improve our operational, financial and management controls, reporting systems and procedures, to serve our growing customer base. Even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex, requiring management’s time and attention. We could also face inefficiencies, reduced productivity or operational failures as a result of our efforts to scale our business. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our business operations will be fully or effectively implemented on a timely basis, if at all. Any failure of, or delay in, these efforts could negatively impact performance and financial results.

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting of certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities. This strategy, and our willingness to use cash to pay for such transactions, may be adversely impacted by increasing interest rates.

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

Regional Concentration

Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly, testing and packaging facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of these third-party foundries, as well as our assembly, testing and packaging subcontractors, we are exposed to the risk that their operations may be disrupted by regional events including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic and future pandemics, or by political, social or economic instability, or by geopolitical tensions and conflicts. For example, we were impacted by COVID outbreaks in Asia in the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries capable of producing advanced technologies and identifying and implementing alternative manufacturing facilities would be time consuming. Although there is a movement in the U.S. to build more foundries locally and the U.S. government is providing funds or other incentives for certain companies to do so, we do not expect that such foundries will be available to us to produce advanced technologies any time soon, if ever. If we need to utilize alternate manufacturing facilities, either in Taiwan or elsewhere, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

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

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business.

Regulatory activity, such as tariffs, export controls, economic sanctions and export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron's products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security.

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied, and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, in October 2022, the U.S. Department of Commerce Bureau of Industry and Security released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and could further restrict our engagement in the China market. Export restrictions reducing our sales of products to China, have in the past and can adversely impact our revenues, profits and results of operations.

In addition to direct impacts on our products there may be indirect impacts to our business that we cannot easily quantify such as the fact that export restrictions may also impact some of our other customers’ products that incorporate ours as a component, or that may cause customers to develop their own products or solutions instead of purchasing from us or to acquire products or solutions from our competitors or other third-party sources. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of the foregoing and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. This can adversely affect accurately assessing our current and future demand for our products and our business.

Most of our products are manufactured by third-party foundries located in Taiwan. In addition to restrictions imposed by the United States or China on exports or imports from one another, we may be adversely impacted by export restrictions, labeling requirements or other trade related issues or disputes, or political conflicts or tensions between China and Taiwan as these restrictions and requirements could impact or delay the delivery of our products to our customers in China.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 69% and 75% of our net revenue in the three months ended April 29, 2023 and April 30, 2022, respectively.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL PANDEMICS

We face risks related to global pandemics, which may significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.

Our business was adversely impacted by the effects of the COVID-19 pandemic and may be similarly adversely impacted by future pandemics. In addition to global and domestic macroeconomic effects, during fiscal years 2022 and 2023 the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, sub-contractors and customers were disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Although the pandemic related restrictions above have eased in most places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal year 2023, the COVID-19 pandemic continued to disrupt business activities, trade, and supply chains in many countries.

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

We had approximately $11.6 billion of goodwill and $4.8 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of April 29, 2023. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, during the first quarter of fiscal 2024, we made changes to our business to streamline our organization and optimize resources, which resulted in recognition of $59.9 million of restructuring related charges. See “Note 7 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

Further, governments and courts are considering new issues in intellectual property law with respect to works created by AI technology, which could result in different intellectual property rights in development processes, procedures and technologies we create with AI technology, which could have a material adverse effect on our business.

We must comply with a variety of existing and future laws and regulations, as well as Environmental, Social and Governance (ESG) initiatives, that could impose substantial costs on us and may adversely affect our business.

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; anti-trust, foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment and human rights; product regulations; environment, health and safety requirements; securities registration laws; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our manufacturing partners, suppliers, vendors and distributors. To the extent such third parties don’t comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on Environmental, Social and Governance (ESG) matters. While we have certain ESG initiatives at the Company, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives, including our diversity initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states having enacted or proposed “anti-ESG” policies or legislation. While these policies and legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our ESG practices including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, such investors may not invest in the Company and it could negatively affect the price of our common stock.

A portion of the business we acquired in fiscal 2021 requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we were organized in Bermuda at the time of this acquisition, we entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the business involving facility clearances. After our domestication, we requested and have now received partial release from some of these obligations. The remaining measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected.

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

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 4 – Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of any material litigation matters in which we may be currently engaged.

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

We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”). The 2024 and 2026 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2024 and 2026 Term Loan Agreement”). On April 14, 2023, we entered into the First Amendment to the 2024 and 2026 Term Loan Agreement which amends the existing agreement to, among other things, adopt SOFR interest rates and conform the maximum leverage ratio financial covenant with our revolving credit agreement. As of April 29, 2023, we had a balance of $1.5 billion on the 2024 and 2026 Term Loans.

In addition to the 2024 and 2026 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement which was amended and restated on April 14, 2023 (as amended and restated the “2023 Revolving Credit Facility” and together with the 2024 and 2026 Term Loan Agreement, the “Credit Agreements”), which 2023 Revolving Credit Facility now provides up to $1.0 billion in the form of revolving loans. During the first quarter of fiscal 2024, we drew down $200.0 million on the 2023 Revolving Credit facility that remained outstanding as at April 29, 2023.

On April 12, 2021, we completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, we completed a private exchange offer where we exchanged most of the notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by us (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of April 29, 2023, we had $2.0 billion aggregate principal amount of the Senior Notes outstanding and $913.2 million in aggregate principal amount of the MTI Senior Notes outstanding and $86.7 million aggregate principal amount of the MTG Senior Notes outstanding. On October 8, 2021 and December 16, 2021, we completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.

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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. Cyber-attacks may include phishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool, such as AI generated source code, that includes a threat.

We have implemented processes for systems under our control intended to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cyber security incidents has also increased during fiscal 2023 due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also requires us to share confidential information with manufacturing partners, suppliers and other third parties. Although we take steps to secure confidential information that is provided to third parties, such measures may not always be effective. Immaterial data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with third parties and material data breaches, losses or other unauthorized access to or releases of confidential information may in the future occur in connection with third parties and could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.3 billion of shares of stock have been repurchased under that program as of April 29, 2023, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of April 29, 2023, there was $449.5 million remaining available for future stock repurchases under the authorization.

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

Adverse developments affecting the financial services industry, including events or risks involving liquidity, defaults or non-performance by financial institutions, could have a material adverse effect on our business, financial condition or results of operations.

On March 10, 2023, Silicon Valley Bank (SVB), where we maintained certain accounts with an immaterial amount of cash deposits, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. As of March 13, 2023, access to our accounts at SVB was fully restored. We do not expect further developments with SVB (or similar regional banks) to have a material impact on our cash and cash equivalents, however, we do hold cash balances in several large financial institutions significantly in excess of FDIC and global insurance limits. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended April 29, 2023.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended April 29, 2023. We have $449.5 million of repurchase authority remaining under our current stock repurchase program.

Our stock repurchase program is subject to market conditions, legal restrictions and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.11	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.12	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.12	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3	First Amendment to Credit Agreement, dated as of April 14, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation , the LENDERS party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.4**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc.., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7#	5/27/2022

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8#	5/27/2022

10.7.9#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.7.10#	Form of Relative TSR and EPS RSU Grant Notice April 2023				Filed herewith

10.7.11# **	Special Equity Grant Agreement as approved March 2023				Filed herewith

10.8#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.8.1#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended March 2023				Filed herewith

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.19#	Fiscal 2024 Named Executive Officer Compensation				Filed herewith

10.21#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated March 2023				Filed herewith

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: May 26, 2023	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)