Form 10-Q
period 2023-07-29
Marvell Technology, Inc.
filed 2023-08-25
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of August 18, 2023 was 862.8 million.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	July 29, 2023	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$423.4	$911.0
Accounts receivable, net	1,209.2	1,192.2
Inventories	1,015.8	1,068.3
Prepaid expenses and other current assets	118.8	109.6
Total current assets	2,767.2	3,281.1
Property and equipment, net	693.8	577.4
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	4,560.2	5,102.0
Deferred tax assets	700.9	465.9
Other non-current assets	1,441.1	1,508.8
Total assets	$21,750.1	$22,522.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412.8	$465.8
Accrued liabilities	1,068.5	1,092.0
Accrued employee compensation	185.3	244.5
Short-term debt	1,018.6	584.4
Total current liabilities	2,685.2	2,386.7
Long-term debt	3,134.5	3,907.7
Other non-current liabilities	540.9	590.5
Total liabilities	6,360.6	6,884.9
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,744.8	14,512.0
Accumulated other comprehensive loss	(1.0)	—
Retained earnings	644.0	1,123.5
Total stockholders’ equity	15,389.5	15,637.2
Total liabilities and stockholders’ equity	$21,750.1	$22,522.1

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net revenue	$1,340.9	$1,516.9	$2,662.6	$2,963.8
Cost of goods sold	819.8	730.9	1,584.3	1,426.9
Gross profit	521.1	786.0	1,078.3	1,536.9
Operating expenses:
Research and development	474.8	449.0	955.5	893.1
Selling, general and administrative	210.0	211.7	409.0	432.4
Legal settlement	—	85.0	—	100.0
Restructuring related charges	42.0	1.2	101.9	2.5
Total operating expenses	726.8	746.9	1,466.4	1,428.0
Operating income (loss)	(205.7)	39.1	(388.1)	108.9
Interest income	1.6	0.8	4.1	1.3
Interest expense	(53.8)	(39.8)	(106.5)	(76.1)
Other income, net	6.3	3.7	6.6	8.9
Interest and other loss, net	(45.9)	(35.3)	(95.8)	(65.9)
Income (loss) before income taxes	(251.6)	3.8	(483.9)	43.0
Provision (benefit) for income taxes	(44.1)	(0.5)	(107.5)	204.4
Net income (loss)	$(207.5)	$4.3	$(376.4)	$(161.4)

Net income (loss) per share — basic	$(0.24)	$0.01	$(0.44)	$(0.19)

Net income (loss) per share — diluted	$(0.24)	$0.01	$(0.44)	$(0.19)

Weighted-average shares:
Basic	860.9	850.9	858.8	849.4
Diluted	860.9	857.9	858.8	849.4
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income (loss)	$(207.5)	$4.3	$(376.4)	$(161.4)
Other comprehensive loss, net of tax:
Net change in unrealized loss on cash flow hedges	(0.1)	—	(1.0)	—
Other comprehensive loss, net of tax	(0.1)	—	(1.0)	—
Comprehensive income (loss), net of tax	$(207.6)	$4.3	$(377.4)	$(161.4)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Retained Earnings	Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	3.8	—	8.3	—	—	8.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(72.6)	—	—	(72.6)
Stock-based compensation	—	—	142.2	—	—	142.2
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.4)	(51.4)
Net loss	—	—	—	—	(168.9)	(168.9)
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Balance at April 29, 2023	859.9	$1.7	$14,589.9	$(0.9)	$903.2	$15,493.9
Issuance of common stock in connection with equity incentive plans	3.4	—	52.1	—	—	52.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(51.2)	—	—	(51.2)
Stock-based compensation	—	—	154.0	—	—	154.0
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Net loss	—	—	—	—	(207.5)	(207.5)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Balance at July 29, 2023	863.3	$1.7	$14,744.8	$(1.0)	$644.0	$15,389.5

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Retained Earnings	Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	4.1	—	2.4	—	2.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(137.6)	—	(137.6)
Stock-based compensation	—	—	129.7	—	129.7
Repurchase of common stock	(0.3)	—	(15.0)	—	(15.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	(50.9)	(50.9)
Net loss	—	—	—	(165.7)	(165.7)
Balance at April 30, 2022	850.5	$1.7	$14,188.5	$1,274.8	$15,465.0
Issuance of common stock in connection with equity incentive plans	2.9	—	48.9	—	48.9
Tax withholdings related to net share settlement of restricted stock units	—	—	(34.1)	—	(34.1)
Stock-based compensation	—	—	147.2	—	147.2
Repurchase of common stock	(0.9)	—	(50.0)	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	(51.1)	(51.1)
Net income	—	—	—	4.3	4.3
Balance at July 30, 2022	852.5	$1.7	$14,300.5	$1,228.0	$15,530.2

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net loss	$(376.4)	$(161.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153.9	152.6
Stock-based compensation	296.0	275.6
Amortization of acquired intangible assets	541.8	544.3
Amortization of inventory fair value adjustment associated with acquisitions	—	15.6
Restructuring related impairment charges	31.4	1.9
Deferred income taxes	(226.7)	178.4
Other expense, net	21.7	22.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16.9)	(239.7)
Prepaid expenses and other assets	(39.3)	(184.9)
Inventories	52.5	(207.1)
Accounts payable	(86.8)	3.9
Accrued employee compensation	(59.0)	(53.7)
Accrued liabilities and other non-current liabilities	28.7	178.5
Net cash provided by operating activities	320.9	526.3
Cash flows from investing activities:
Purchases of technology licenses	(3.0)	(4.2)
Purchases of property and equipment	(210.9)	(109.5)
Acquisitions, net of cash acquired	(5.5)	(98.6)
Other, net	(0.3)	—
Net cash used in investing activities	(219.7)	(212.3)
Cash flows from financing activities:
Repurchases of common stock	—	(65.0)
Proceeds from employee stock plans	60.4	51.4
Tax withholding paid on behalf of employees for net share settlement	(123.8)	(171.7)
Dividend payments to stockholders	(103.1)	(102.0)
Payments on technology license obligations	(78.6)	(71.2)
Proceeds from borrowings	250.0	200.0
Principal payments of debt	(593.7)	(151.9)
Net cash used in financing activities	(588.8)	(310.4)
Net increase (decrease) in cash and cash equivalents	(487.6)	3.6
Cash and cash equivalents at beginning of period	911.0	613.5
Cash and cash equivalents at end of period	$423.4	$617.1

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended July 29, 2023, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2023 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2023 had a 52-week year. Fiscal 2024 is a 53-week year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Note 2. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2023	% of Total	July 30, 2022	% of Total	July 29, 2023	% of Total	July 30, 2022	% of Total
Net revenue by end market:
Data center	$459.8	34%	$643.4	42%	$895.6	34%	$1,283.9	43%
Enterprise networking	327.7	24%	340.3	22%	692.3	26%	626.9	21%
Carrier infrastructure	275.5	21%	285.2	19%	565.4	21%	537.2	18%
Consumer	167.7	13%	164.4	11%	309.8	12%	342.9	12%
Automotive/industrial	110.2	8%	83.6	6%	199.5	7%	172.9	6%
	$1,340.9		$1,516.9		$2,662.6		$2,963.8

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2023	% of Total	July 30, 2022	% of Total	July 29, 2023	% of Total	July 30, 2022	% of Total
Net revenue based on destination of shipment:
China	$569.3	42%	$693.6	46%	$1,085.0	41%	$1,337.6	45%
United States	202.8	15%	185.0	12%	390.1	15%	334.5	11%
Finland	115.3	9%	39.1	3%	195.4	7%	77.9	3%
Singapore	70.9	5%	67.1	4%	183.2	7%	117.2	4%
Malaysia	39.5	3%	113.9	8%	138.0	5%	195.1	7%
Thailand	76.0	6%	74.9	5%	121.4	5%	174.2	6%
Taiwan	59.1	4%	61.3	4%	112.9	4%	114.9	4%
Japan	44.0	3%	71.1	5%	87.8	3%	138.1	5%
Other	164.0	13%	210.9	13%	348.8	13%	474.3	15%
	$1,340.9		$1,516.9		$2,662.6		$2,963.8

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 29, 2023	% of Total	July 30, 2022	% of Total	July 29, 2023	% of Total	July 30, 2022	% of Total
Net revenue by customer type:
Direct customers	$857.3	64%	$976.0	64%	$1,748.1	66%	$1,969.9	66%
Distributors	483.6	36%	540.9	36%	914.5	34%	993.9	34%
	$1,340.9		$1,516.9		$2,662.6		$2,963.8

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the six months ended July 29, 2023 that was included in deferred revenue balance at January 28, 2023 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Note 3. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at July 29, 2023 and January 28, 2023 (in millions):

	July 29, 2023	January 28, 2023
Face Value Outstanding:
2024 Term Loan - 3-Year Tranche	$735.0	$735.0
2026 Term Loan - 5-Year Tranche	743.8	787.5
Term Loan Total	1,478.8	1,522.5
2023 Revolving Credit Facility	200.0	—
Revolving Credit Facility Total	200.0	—
4.200% MTG/MTI 2023 Senior Notes	—	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
2.950% 2031 Senior Notes	750.0	750.0
Senior Notes Total	2,499.9	2,999.9
Total borrowings	$4,178.7	$4,522.4
Less: Unamortized debt discount and issuance cost	(25.6)	(30.3)
Net carrying amount of debt	$4,153.1	$4,492.1
Less: Current portion (1)	1,018.6	584.4
Non-current portion	$3,134.5	$3,907.7

(1)As of July 29, 2023, the current portion of outstanding debt that is due within twelve months includes the 2024 Term Loan - 3-Year Tranche, the outstanding balance of the 2023 Revolving Credit Facility and a portion of the 2026 Term Loan - 5-Year Tranche. The Company intends to repay the amount with operating cash flow or opportunistically refinance such debt. The weighted average interest rate on short-term debt outstanding at July 29, 2023 and January 28, 2023 was 6.663% and 4.448%, respectively.

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

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted SOFR + 135 bps. The effective interest rate for the 3-Year Tranche Loan was 4.292% as of July 29, 2023. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted SOFR + 147.5 bps. The effective interest rate for the 5-Year Tranche Loan was 5.093% as of July 29, 2023. The 3-Year Tranche Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the six months ended July 29, 2023, the Company repaid $43.7 million of the principal outstanding of the 5-Year Tranche Loan. As of July 29, 2023, the Company has $1.5 billion 2024 and 2026 Term Loan borrowings outstanding.

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at July 29, 2023.

During the quarter ended April 29, 2023, the Company drew down $200.0 million on the 2023 Revolving Credit Facility. During the quarter ended July 29, 2023, the Company drew down an additional $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. The Company intends to repay the outstanding amount of $200.0 million during fiscal 2024. As of July 29, 2023, $800.0 million of the $1.0 billion of the 2023 Revolving Credit Facility was undrawn and will be available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan covenants discussed above.

As of July 29, 2023, the Company was in compliance with its debt covenants for the credit agreements discussed above.

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

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of July 29, 2023, the Company had $2.0 billion Senior Notes borrowings outstanding.

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

The MTI 2023 Notes and MTG 2023 Notes with aggregate principal of $500.0 million matured on June 22, 2023 and was repaid.

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

As of July 29, 2023, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

Interest Expense and Future Contractual Maturities

During the three and six months ended July 29, 2023, the Company recognized $51.9 million and $102.4 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and six months ended July 30, 2022, the Company recognized $37.4 million and $70.3 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of July 29, 2023, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$243.8
2025	844.4
2026	131.2
2027	959.4
2028	—
Thereafter	1,999.9
Total	$4,178.7

Note 4. Commitments and Contingencies

Warranty Obligations

The Company generally warrants that its products sold to its customers will conform to its approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. The Company may offer a longer warranty period in limited situations based on product type and negotiated warranty terms with certain customers.

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test & assembly partners, and technology license fee obligations.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Total future unconditional purchase commitments as of July 29, 2023, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2024	$469.1	$57.9
2025	622.1	125.1
2026	613.9	45.4
2027	449.4	36.4
2028	185.4	36.5
Thereafter	533.5	157.0
Total unconditional purchase commitments	$2,873.4	$458.3

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $2.5 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2024 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $59.5 million for the remainder of fiscal 2024 through fiscal 2026. Such purchase commitments are summarized in the preceding table.

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

During the third quarter of fiscal 2023, the Company entered into a settlement agreement with a customer in relation to a contractual dispute pursuant to which the Company agreed to pay the customer $100.0 million in cash over several quarters, for which $85.0 million of the settlement balance was accrued in the second quarter of fiscal 2023.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. In the second quarter of fiscal 2024, the Company recognized approximately $90.0 million of charges for product related claims; such claims remain unresolved as of the second quarter ended July 29, 2023. The ultimate outcome of these product related claims and other Legal Matters involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial statements, results of operations or cash flows.

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

During fiscal 2023, the Company completed acquisitions of several companies for total purchase consideration of $103.2 million, of which $73.6 million was allocated to goodwill. The purpose of the acquisitions was to expand engineering resources staff to address customer design opportunities, access additional intellectual property and support expansion of the Company’s networking solutions. The carrying value of goodwill as of July 29, 2023 and January 28, 2023 is $11.6 billion.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Acquired Intangible Assets, Net

As of July 29, 2023 and January 28, 2023, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	July 29, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,015.0	$(2,320.9)	$2,694.1	4.19
Customer contracts and related relationships	2,179.0	(1,019.2)	1,159.8	3.77
Trade names	50.0	(22.7)	27.3	2.73
Total acquired amortizable intangible assets	$7,244.0	$(3,362.8)	$3,881.2	4.05
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$7,923.0	$(3,362.8)	$4,560.2

	January 28, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,078.0	$(2,014.5)	$3,063.5	4.67
Customer contracts and related relationships	2,179.0	(853.2)	1,325.8	4.24
Trade names	66.0	(32.3)	33.7	3.11
Total acquired amortizable intangible assets	$7,323.0	$(2,900.0)	$4,423.0	4.53
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$8,002.0	$(2,900.0)	$5,102.0

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

Amortization expense for acquired intangible assets for the three and six months ended July 29, 2023 was $271.8 million and $541.8 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended July 30, 2022 was $271.8 million and $544.3 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of July 29, 2023 (in millions):

Fiscal Year	Amount
Remainder of 2024	$551.7
2025	1,043.3
2026	989.5
2027	821.4
2028	264.6
Thereafter	210.7
$3,881.2

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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at July 29, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$9.6	$—	$9.6
Other non-current assets:
Marketable equity investments	12.6	—	—	12.6
Severance pay fund	—	0.7	—	0.7
Total assets	$12.6	$10.3	$—	$22.9
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1.1	$—	$1.1
Total liabilities	$—	$1.1	$—	$1.1

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of July 29, 2023 and January 28, 2023, non-marketable equity investments had a carrying value of $35.7 million and $36.1 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 28, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$150.7	$—	$150.7
Other non-current assets:
Marketable equity investments	3.2	—	—	3.2
Severance pay fund	—	0.7	—	0.7
Total assets	$3.2	$151.4	$—	$154.6

Fair Value of Debt

The Company classified the 2024 and 2026 Term Loans, the 2023 Revolving Credit Facility, the 2026 Senior Notes, 2028 Senior Notes, and 2031 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2024 and 2026 Term Loans and the 2023 Revolving Credit Facility approximate their fair value as each is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $2.2 billion at July 29, 2023 and $2.7 million at January 28, 2023, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 3 – Debt” for additional information.

Note 7. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. In the first quarter of fiscal 2024, the Company initiated a restructuring plan to streamline the organization and optimize resources. The charges are mainly comprised of severance and other one-time termination benefits, impairment and write-off of purchased IP licenses and equipment, and other costs. The Company recorded restructuring and other related charges of $42.0 million and $101.9 million for the three and six months ended July 29, 2023, respectively. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2024.

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Employee severance	$18.7	$0.3	$66.1	$0.9
Impairment and write-off of assets
Purchased IP licenses	20.5	—	28.6	—
Equipment	—	—	1.3	—
Other	2.8	0.9	5.9	1.6
	$42.0	$1.2	$101.9	$2.5

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance	Other	Total
Balance at January 28, 2023	$3.6	$1.4	$5.0
Charges	66.1	35.8	101.9
Net cash payments	(53.6)	(6.4)	(60.0)
Non-cash items	—	(13.1)	(13.1)
Balance at July 29, 2023	16.1	17.7	33.8
Less: non-current portion	—	1.0	1.0
Current portion	$16.1	$16.7	$32.8

The current and non-current portions of the restructuring liability at July 29, 2023 of $32.8 million and $1.0 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

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

The Company recorded income tax benefit of $44.1 million and $107.5 million for the three and six months ended July 29, 2023, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The benefit of the tax incentives on net income per share was approximately $0.01 per share for the six months ended July 29, 2023. No tax incentive was recorded for the three months ended July 29, 2023, as the benefit was recognized upfront during the first three months ended April 29, 2023. No tax incentive benefits were recorded for the three and six months ended July 30, 2022. In the first quarter of fiscal 2023, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. As a result of the DEI extension, the Company remeasured its Singapore net deferred tax assets that are scheduled to reverse during these future periods at the new incentive tax rate that the Company expects to apply during these periods, which resulted in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding deferred income tax expense during the six months ended July 30, 2022.

The amount of unrecognized tax benefits could increase or decrease due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. It is reasonably possible that our uncertain tax positions may be reduced by as much as $24.4 million within the next 12 months as a result of the lapses of statutes of limitation. The Company is currently under audit in certain U.S. state and non-U.S. taxing jurisdictions. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
The Company’s principal source of liquidity as of July 29, 2023 consisted of approximately $423.4 million of cash and cash equivalents, of which approximately $352.1 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $110.3 million of assets held by subsidiaries as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 9. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income (loss)	$(207.5)	$4.3	$(376.4)	$(161.4)
Denominator:
Weighted-average shares — basic	860.9	850.9	858.8	849.4
Effect of dilutive securities:
Stock-based awards	—	7.0	—	—
Weighted-average shares — diluted	860.9	857.9	858.8	849.4
Net income (loss) per share:
Basic	$(0.24)	$0.01	$(0.44)	$(0.19)
Diluted	$(0.24)	$0.01	$(0.44)	$(0.19)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted-average shares outstanding:
Stock-based awards	13.7	11.8	12.1	13.8

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three and six months ended July 29, 2023, and the six months ended July 30, 2022 due to the net losses reported in those periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Note 10. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	July 29, 2023	January 28, 2023
Inventories:
Work-in-process	$632.7	$756.3
Finished goods	383.1	312.0
Inventories	$1,015.8	$1,068.3

	July 29, 2023	January 28, 2023
Property and equipment, net:
Machinery and equipment	$1,254.4	$1,083.9
Land, buildings, and leasehold improvements	313.8	306.2
Computer software	118.1	114.5
Furniture and fixtures	31.2	30.9
	1,717.5	1,535.5
Less: Accumulated depreciation	(1,023.7)	(958.1)
Property and equipment, net	$693.8	$577.4

	July 29, 2023	January 28, 2023
Other non-current assets:
Prepaid ship and debits	$498.7	$481.3
Technology licenses	343.0	439.5
Prepayments on supply capacity reservation agreements	291.3	282.3
Operating right-of-use assets	205.0	211.3
Non-marketable equity investments	35.7	36.1
Other	67.4	58.3
Other non-current assets	$1,441.1	$1,508.8

	July 29, 2023	January 28, 2023
Accrued liabilities:
Variable consideration estimates (1)	$501.5	$572.8
Accrued income tax payable	167.6	118.4
Technology license obligations	80.4	119.1
Accrued legal reserve	67.0	102.0
Accrued warranty expense	58.9	2.4
Deferred revenue	44.6	45.2
Lease liabilities - current portion	42.4	43.8
Accrued restructuring	32.8	4.2
Accrued interest payable	19.0	22.1
Other	54.3	62.0
Accrued liabilities	$1,068.5	$1,092.0

(1) Substantially all of the variable consideration estimate is comprised of the ship & debit accrual reserve, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	July 29, 2023	January 28, 2023
Other non-current liabilities
Technology license obligations	$219.3	$267.0
Lease liabilities - non current	192.6	201.6
Deferred tax liabilities	71.6	64.2
Non-current income tax payable	34.2	28.5
Other	23.2	29.2
Other non-current liabilities	$540.9	$590.5

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, by components for the current period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(2.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4
Other comprehensive income (loss), net of tax	(1.0)
Balance at July 29, 2023	$(1.0)

For the three and six months ended July 30, 2022, there were no reconciling differences between net loss and comprehensive loss.

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. As of July 29, 2023, $449.5 million remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three and six months ended July 29, 2023, the Company did not repurchase shares of its common stock. During the three months ended July 30, 2022, the Company repurchased 0.9 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan. During the six months ended July 30, 2022, the Company repurchased 1.2 million shares of its common stock for $65.0 million, including 0.9 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

Subsequent to quarter end through August 18, 2023, the Company repurchased 0.8 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan.

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
•risks related to our debt obligations;
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

Net revenue in the second quarter of fiscal 2024 was $1.3 billion and was 12% lower than net revenue of $1.5 billion in the second quarter of fiscal 2023. This was due to a decrease in sales to the data center end market by 29%, a decrease in sales to the enterprise networking end market by 4% and a decrease in sales to the carrier infrastructure end market by 3%. These decreases were partially offset by an increase in sales to the automotive/industrial end market by 32% and an increase in sales to the consumer end market by 2%.

During the second half of fiscal 2023, in response to a softening demand environment, customers started requesting to push out shipments and reschedule orders to manage their inventory. We have seen these inventory corrections continue to impact our storage customers, as well as enterprise networking and our wired carrier customers. In addition, we have continued to see low demand from our OEM customers in China. Starting in the first quarter of fiscal 2024, we have seen a strong increase in demand for our optical products, driven by AI applications.

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

Restructuring. In the first quarter of fiscal 2024, we initiated a restructuring plan to streamline our organization and optimize resources. The restructuring and other related charges recorded were $42.0 million and $101.9 million for the three and six months ended July 29, 2023. See “Note 7 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the six months ended July 29, 2023, we did not repurchase shares of our common stock. As of July 29, 2023, $449.5 million remained available for future stock repurchases.

As of July 29, 2023, a total of 310.4 million shares have been repurchased since inception of our current and previous stock repurchase programs for an aggregate total of $4.4 billion in cash. We returned $103.1 million to stockholders in the six months ended July 29, 2023 in cash dividends.

Subsequent to quarter end through August 18, 2023, we repurchased 0.8 million shares of our common stock for $50.0 million pursuant to a 10b5-1 trading plan.

Cash and Short-Term Investments. Our cash and cash equivalents were $423.4 million at July 29, 2023, which were $487.6 million lower than our balance at our fiscal year ended January 28, 2023 of $911.0 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at July 29, 2023, who represented a total of 70% of gross accounts receivable, compared with four customers at July 30, 2022, who represented 56% of gross accounts receivable. During the three months ended July 29, 2023, there was no net revenue attributable to a customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the six months ended July 29, 2023, there was one customer, in addition to two distributors, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the three and six months ended July 30, 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Customer:
Customer A	*	*	12%	*
Distributor:
Distributor A	21%	24%	19%	22%
Distributor B	*	*	10%	*
*Less than 10% of net revenue.

We continue to monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 68% and 69% of our net revenue in the three and six months ended July 29, 2023, respectively, and approximately 76% of net revenue in the three and six months ended July 30, 2022. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended July 29, 2023 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.1	48.2	59.5	48.1
Gross profit	38.9	51.8	40.5	51.9
Operating expenses:
Research and development	35.4	29.6	35.9	30.1
Selling, general and administrative	15.7	14.0	15.4	14.6
Legal settlement	—	5.6	—	3.4
Restructuring related charges	3.1	0.1	3.8	0.1
Total operating expenses	54.2	49.3	55.1	48.2
Operating income (loss)	(15.3)	2.5	(14.6)	3.7
Interest income	0.1	0.1	0.2	—
Interest expense	(4.0)	(2.6)	(4.0)	(2.6)
Other income (loss), net	0.5	0.2	0.2	0.3
Income (loss) before income taxes	(18.7)	0.2	(18.2)	1.4
Provision (benefit) for income taxes	(3.3)	—	(4.0)	6.9
Net income (loss)	(15.4)%	0.2%	(14.2)%	(5.5)%

Three and six months ended July 29, 2023 and July 30, 2022

Net Revenue

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Net revenue	$1,340.9	$1,516.9	(11.6)%	$2,662.6	$2,963.8	(10.2)%

Our net revenue for the three months ended July 29, 2023 decreased by $176.0 million compared to net revenue for the three months ended July 30, 2022. This was due to a decrease in sales to the data center end market by 29%, a decrease in sales to the enterprise networking end market by 4% and a decrease in sales to the carrier infrastructure end market by 3%. The decreases were partially offset by an increase in sales to the automotive/industrial end market by 32% and an increase in sales to the consumer end market by 2%.

Our net revenue for the six months ended July 29, 2023 decreased by $301.2 million compared to net revenue for the six months ended July 30, 2022. This was due to a decrease in sales to the data center end market by 30% and a decrease in sales to the consumer end market by 10%. The decreases were partially offset by an increase in sales to the automotive/industrial end market by 15%, an increase in sales to the enterprise networking end market by 10% and an increase in sales to the carrier infrastructure end market by 5%.

The overall decreases in net revenue of 12% and 10%, respectively, for the three and six months ended July 29, 2023 compared to the three and six months ended July 30, 2022, were primarily driven by lower unit shipments related to storage products.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Cost of goods sold	$819.8	$730.9	12.2%	$1,584.3	$1,426.9	11.0%
% of net revenue	61.1%	48.2%		59.5%	48.1%
Gross profit	$521.1	$786.0	(33.7)%	$1,078.3	$1,536.9	(29.8)%
% of net revenue	38.9%	51.8%		40.5%	51.9%

Cost of goods sold as a percentage of net revenue increased for the three and six months ended July 29, 2023 compared to the three and six months ended July 30, 2022, which is primarily due to a shift in product mix and charges for product claim related matters. As a result, gross margin for the three and six months ended July 29, 2023 decreased by 12.9 and 11.4 percentage points compared to the three and six months ended July 30, 2022.

Research and Development

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Research and development	$474.8	$449.0	5.7%	$955.5	$893.1	7.0%
% of net revenue	35.4%	29.6%		35.9%	30.1%

Research and development expense increased by $25.8 million in the three months ended July 29, 2023 compared to the three months ended July 30, 2022. The increase was primarily due to higher employee compensation related costs, higher facility expenses and higher other engineering materials and supplies costs.

Research and development expense increased by $62.4 million in the six months ended July 29, 2023 compared to the six months ended July 30, 2022. The increase was primarily due to $33.7 million of higher employee compensation related costs and $5.8 million of higher facility expenses.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Selling, general and administrative	$210.0	$211.7	(0.8)%	$409.0	$432.4	(5.4)%
% of net revenue	15.7%	14.0%		15.4%	14.6%

Selling, general and administrative expense was relatively flat for the three months ended July 29, 2023 compared to the three months ended July 30, 2022.

Selling, general and administrative expense decreased by $23.4 million in the six months ended July 29, 2023 compared to the six months ended July 30, 2022. The decrease was primarily due to $13.5 million of lower intangibles amortization expense related to intangibles that were fully amortized during the first quarter of fiscal 2023 and $12.4 million of lower integration costs associated with our prior acquisitions.

Legal Settlement

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Legal settlement	$—	$85.0	*	$—	$100.0	*
% of net revenue	—%	5.6%		—%	3.4%
*Not meaningful

We recorded a charge of $85.0 million and $100.0 million in the three and six months ended July 30, 2022 related to a settlement of a contractual dispute. Refer to “Note 4 - Commitments and Contingencies” for further information.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Restructuring related charges	$42.0	$1.2	3,400.0%	$101.9	$2.5	3,976.0%
% of net revenue	3.1%	0.1%		3.8%	0.1%

We recognized $42.0 million and $101.9 million of total restructuring related charges in the three and six months ended July 29, 2023 as a result of our restructuring plan to streamline our organization and optimize resources. See “Note 7 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Interest income	$1.6	$0.8	100.0%	$4.1	$1.3	215.4%
% of net revenue	0.1%	0.1%		0.2%	—%

Interest income increased by $0.8 million and $2.8 million in the three and six months ended July 29, 2023, respectively, compared to the three and six months ended July 30, 2022 due to higher interest rates on our invested cash.

Interest Expense

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Interest expense	$(53.8)	$(39.8)	35.2%	$(106.5)	$(76.1)	39.9%
% of net revenue	(4.0)%	(2.6)%		(4.0)%	(2.6)%

Interest expense increased by $14.0 million and $30.4 million in the three and six months ended July 29, 2023, respectively, compared to the three and six months ended July 30, 2022. The increase was primarily due to higher interest expense associated with the 2024 and 2026 Term Loans.

Other Income, Net

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Other income, net	$6.3	$3.7	70.3%	$6.6	$8.9	(25.8)%
% of net revenue	0.5%	0.2%		0.2%	0.3%

Other income, net, increased by $2.6 million in the three months ended July 29, 2023, compared to the three months ended July 30, 2022. The increase was primarily due to a gain recognized from marketable equity investment, partially offset by change in foreign currency rate fluctuations.

Other income, net, decreased by $2.3 million in the six months ended July 29, 2023, compared to the six months ended July 30, 2022. The decrease was primarily due to change in foreign currency rate fluctuations, partially offset by higher gains recognized from equity investments.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$(44.1)	$(0.5)	8,720.0%	$(107.5)	$204.4	(152.6)%

Our income tax benefit for the three months ended July 29, 2023 was $44.1 million compared to a tax benefit of $0.5 million for the three months ended July 30, 2022. Our income tax benefit of $44.1 million for the three months ended July 29, 2023 differed from the 21% federal income tax rate, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax benefit for the three months ended July 30, 2022 differed from the U.S. federal tax rate of 21% primarily due to a substantial portion of earnings or losses being taxed or benefits at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits related to stock-based compensation.

Our income tax benefit for the six months ended July 29, 2023, was $107.5 million compared to a tax expense of $204.4 million for the six months ended July 30, 2022. Our income tax benefit of $107.5 million for the six months ended July 29, 2023, differs from the federal statutory tax rate of 21% primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax expense of $204.4 million for the six months ended July 30, 2022, differed from the 21% federal statutory tax rate primarily due to the $213.6 million tax impact of the remeasurement of deferred taxes in Singapore, offset by the recognition of discrete tax benefits related to stock-based compensation.

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

We also continue to evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in Part II Item 1A – “Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of July 29, 2023 consisted of approximately $423.4 million of cash and cash equivalents, of which approximately $352.1 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 8 – Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

For the six months ended July 29, 2023, we repaid $43.7 million of the principal outstanding of the 2026 Term Loan. As of July 29, 2023, we had $735.0 million borrowings outstanding under the 2024 Term Loan and $743.8 million borrowings outstanding under the 2026 Term Loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility. On April 14, 2023, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the quarter ended April 29, 2023, we drew down $200.0 million on the 2023 Revolving Credit Facility. During the quarter ended July 29, 2023, we drew down an additional $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. We intend to repay the outstanding amount of $200.0 million during fiscal 2024. As of July 29, 2023, $800.0 million of the $1.0 billion of the 2023 Revolving Credit Facility was undrawn and will be available for draw down through April 14, 2028.

During the quarter ended July 29, 2023, the MTI 2023 Notes and MTG 2023 Notes with aggregate principal of $500.0 million matured on June 22, 2023 and was repaid. As of July 29, 2023, we had $2.0 billion aggregate principal amount of the Senior Notes outstanding and $499.9 million aggregate principal amount of the MTG/MTI Senior Notes outstanding. The notes are registered under the Securities Act.

See “Note 3 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty. We may also access the debt capital markets from time to time to refinance upcoming debt maturities.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended July 29, 2023 was $320.9 million. We had a net loss of $376.4 million adjusted for the following non-cash items: amortization of acquired intangible assets of $541.8 million, stock-based compensation expense of $296.0 million, deferred income tax benefit of $226.7 million, depreciation and amortization of $153.9 million, restructuring related impairment charges of $31.4 million, and $21.7 million of net loss from other non-cash items. Cash outflow from working capital of $120.8 million for the six months ended July 29, 2023 was primarily driven by decreases in accounts payable and accrued employee compensation, and increases in prepaid expenses and other assets and accounts receivable, partially offset by decreases in inventory and accrued liabilities and other non-current liabilities. The decrease in accounts payable was primarily due to the timing of payments. The decrease in accrued employee compensation was due to bonus payout. The increase in prepaid expenses and other assets was primarily driven by an increase in prepaid ship and debits due to increased inventory at distributors, partially offset by refunds on supply capacity reservation agreements. The increase in accounts receivable was primarily due to increased sales, as well as timing of shipments. The decrease in inventory was primarily a result of managing the supply chain in a slower demand environment. The increase in accrued liabilities and other non-current liabilities was primarily driven by higher ship and debit claims accrual due to increased inventory at distributors, and increases in restructuring accruals and income tax payable.

Net cash provided by operating activities for the six months ended July 30, 2022 was $526.3 million. We had a net loss of $161.4 million adjusted for the following non-cash items: amortization of acquired intangible assets of $544.3 million, stock-based compensation expense of $275.6 million, deferred income tax expense of $178.4 million, depreciation and amortization of $152.6 million, amortization of inventory fair value adjustment associated with the Innovium acquisition of $15.6 million, restructuring related impairment charges of $1.9 million, and $22.3 million net loss from other non-cash items. Cash outflow from working capital of $503.0 million for the six months ended July 30, 2022 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets and decrease in accrued employee compensation, partially offset by increases in accrued liabilities and other non-current liabilities and accounts payable. The increase in accounts receivable was primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory was to better support unfulfilled backlog, future customer demand and new product ramps. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements. The decrease in accrued employee compensation was due to bonus payout. The increase in accrued liabilities and other non-current liabilities was mainly due to an accrual related to a settlement in principle of a contractual dispute and an increase in ship and debit claim reserve due to price increase and stock replenishment. The increase in accounts payable was mainly due to timing of payments.

Cash Flows from Investing Activities

For the six months ended July 29, 2023, net cash used in investing activities of $219.7 million was primarily driven by purchases of property and equipment of $210.9 million, net cash paid for business acquisitions of $5.5 million and purchases of technology licenses of $3.0 million.

For the six months ended July 30, 2022, net cash used in investing activities of $212.3 million was primarily driven by purchases of property and equipment of $109.5 million, net cash paid for business acquisitions of $98.6 million and purchases of technology licenses of $4.2 million.

Cash Flows from Financing Activities

For the six months ended July 29, 2023, net cash used in financing activities of $588.8 million was primarily attributable to $593.7 million repayment of debt, $123.8 million for tax withholding payments on behalf of employees for net share settlements, $103.1 million for payment of our quarterly dividends, and $78.6 million payments on technology license obligations, partially offset by $250.0 million drawdown from our 2023 Revolving Credit Facility and $60.4 million in proceeds from our employee stock plans.

For the six months ended July 30, 2022, net cash used in financing activities of $310.4 million was primarily attributable to $171.7 million tax withholding payments on behalf of employees for net share settlements, $151.9 million repayment of debt, $102.0 million for payment of our quarterly dividends, $71.2 million payments on technology license obligations, and $65.0 million of repurchases of common stock, partially offset by $200.0 million drawdown from 2020 Revolving Credit Facility and $51.4 million proceeds from employee stock plans.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. We also discuss updates of our significant commitments in “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the six months ended July 29, 2023.

Indemnification Obligations

See “Note 4 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2024 and 2026 Term Loans and 2023 Revolving Credit Facility. See “Note 3 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $13.5 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our unaudited condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at July 29, 2023, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 29, 2023.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal year 2023, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 63% of our net revenue for the fiscal year ended January 28, 2023. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition” for specific information related to sales to our largest customers for the current quarterly reporting period.

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

We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.

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

The semiconductor industry, and specifically the storage, networking and infrastructure markets, including markets for AI solutions, is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing semiconductor solutions and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies in April 2020, Infineon acquired Cypress Semiconductors in April 2020, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, Analog Devices acquired Maxim Integrated Products in 2021, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022 and Qualcomm acquired Veonner in April 2022. In addition, Broadcom announced plans to acquire VMware in May 2022. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

We have in the past including in the first few quarters of fiscal year 2023, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply constraints have impacted, and are expected in the future to impact, the kitting process for our products. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy demand for some of our products.

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

During the first few quarters of fiscal year 2023, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity, and specific wafer process node constraints resulted in increased lead times, inability to meet demand, and increased costs. Because of the geographic concentration of some of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

Despite our best efforts, security vulnerabilities may exist with respect to our products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm our business and reputation. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete” and “Cyber security risks could adversely affect our business and disrupt our operations.”

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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions, and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron's products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Then in July 2023, China announced restrictions on the export of gallium and geranium, both of which are used in the manufacture of semiconductors, stating that such restrictions are intended to protect China’s national security. While we don’t expect these recently announced restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 68% and 76% of our net revenue in the three months ended July 29, 2023 and July 30, 2022, respectively.

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

•compliance with domestic and foreign export and import regulations, including any pending changes thereto, and difficulties in obtaining and complying with domestic and foreign export, import and other governmental approvals, permits and licenses;
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

We paid the cash portion of the consideration for the Inphi acquisition and other fees and expenses required to be paid in connection with the transaction from cash on hand and borrowings. On the closing date of the Inphi acquisition, the entire principal amount was funded and incurred in respect of the $1.75 billion senior unsecured term loan facility, comprised of a $875.0 million 3-year term loan tranche (the “3-Year Tranche Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Tranche Loan,” and collectively with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”). The 2024 and 2026 Term Loans are evidenced by a credit agreement, dated December 7, 2020 (the “2024 and 2026 Term Loan Agreement”). On April 14, 2023, we entered into the First Amendment to the 2024 and 2026 Term Loan Agreement which amends the existing agreement to, among other things, adopt SOFR interest rates and conform the maximum leverage ratio financial covenant with our revolving credit agreement. As of July 29, 2023, we had a balance of $1.5 billion on the 2024 and 2026 Term Loans.

In addition to the 2024 and 2026 Term Loan Agreement, on December 7, 2020, we entered into a revolving credit agreement which was amended and restated on April 14, 2023 (as amended and restated the “2023 Revolving Credit Facility” and together with the 2024 and 2026 Term Loan Agreement, the “Credit Agreements”), which 2023 Revolving Credit Facility now provides up to $1.0 billion in the form of revolving loans. During the first quarter of fiscal 2024, we drew down $200.0 million on the 2023 Revolving Credit facility that remained outstanding as at July 29, 2023.

On April 12, 2021, we completed a private offering of (i) $500.0 million aggregate principal amount of 2026 Senior Notes, (ii) $750.0 million aggregate principal amount of 2028 Senior Notes and (iii) $750.0 million aggregate principal amount of 2031 Senior Notes (collectively, the “Senior Notes”). In addition, on May 4, 2021, we completed a private exchange offer where we exchanged most of the notes issued by Marvell Technology Group Ltd. (collectively, the “MTG Senior Notes”) for $433.9 million aggregate principal amount of 2023 Senior Notes and $479.5 million aggregate principal amount of 2028 Senior Notes issued by us (the “MTI Senior Notes”) (together with the Senior Notes, the “Notes”). As of July 29, 2023, we had $2.0 billion aggregate principal amount of the Senior Notes outstanding and $479.4 million in aggregate principal amount of the MTI Senior Notes outstanding and $20.5 million aggregate principal amount of the MTG Senior Notes outstanding. As of June 2023, the 2023 Senior Notes referenced above were no longer outstanding. On October 8, 2021 and December 16, 2021, we completed registered exchange offers for each series of Notes. The terms of the new notes issued in the exchange offers are substantially identical to the Notes, except that the new notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the Notes do not apply to the new notes.

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

We had approximately $11.6 billion of goodwill and $4.6 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of July 29, 2023. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, during the first six months of fiscal 2024, we made changes to our business to streamline our organization and optimize resources, which resulted in recognition of $101.9 million of restructuring related charges. See “Note 7 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on Environmental, Social and Governance (ESG) matters. While we have certain ESG initiatives at the Company, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives, including our diversity initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states having enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our ESG practices including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, such investors may not invest in the Company and it could negatively affect the price of our common stock.

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

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, the European Union, and China there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.

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

The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. Litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of our business and damage to our reputation or relationships with third parties, which could materially and adversely affect our business, financial condition, results of operations, cash flows and stock price.

WE ARE SUBJECT TO CYBER SECURITY RISKS

Cyber security risks could adversely affect our business and disrupt our operations.

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, nation state advanced persistent threats, internal malfeasance or other events. Cyber-attacks may include phishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool, such as AI generated source code, that includes a threat.

We have implemented processes for systems under our control, taking guidance from recognized cybersecurity frameworks, to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. Alongside these measures, we maintain an incident response plan that is periodically reviewed and updated as deemed necessary. We conduct periodic cybersecurity training and awareness programs to enhance our defense against threats. We also conduct periodic cybersecurity risk assessments to identify potential vulnerabilities.

We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cyber security incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also requires us to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to, or releases of, confidential information have in the past occurred with our third party service providers and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Despite a wave of recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was recently hired by another semiconductor company), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price, such as the recent stock price decline in fiscal year 2023, or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

We have adopted a hybrid work policy for our employees, where employees have the option to split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of our hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.3 billion of shares of stock have been repurchased under that program as of July 29, 2023, including 0.9 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of July 29, 2023, there was $449.5 million remaining available for future stock repurchases under the authorization.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party manufacturing partners and assembly, testing and packaging subcontractors. In the event of a natural disaster (such as drought, earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, power outages, cyber-attacks or incidents, or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended July 29, 2023.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended July 29, 2023. We have $449.5 million of repurchase authority remaining under our current stock repurchase program.

Our stock repurchase program is subject to market conditions, legal restrictions and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 5. Other Information

(c) In the second quarter of fiscal 2024, the following trading plans were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares
Officers
Sandeep Bharathi	Chief Development Officer	Adopted	6/27/2023	9/26/2023	5/31/2024	Sales	48,489
Dan Christman	EVP, Storage Products Group	Adopted	7/14/2023	10/16/2023	6/28/2024	Sales	30,000
Mitch Gaynor	Chief Administration Officer	Adopted	6/27/2023	10/16/2023	2/29/2024	Sales	40,000
Dean Jarnac	EVP, Worldwide Sales	Adopted	7/13/2023	10/16/2023	6/28/2024	Sales	15,000
Chris Koopmans	Chief Operations Officer	Adopted	7/14/2023	10/16/2023	7/31/2024	Sales	50,000
Willem Meintjes	Chief Financial Officer	Adopted	6/15/2023	9/18/2023	5/23/2024	Sales	8,864

Directors
Ford Tamer		Adopted	6/6/2023	9/6/2023	3/6/2024	Sales	90,000

(1)	Vesting of future performance shares are estimated based on target achievement.

(2)	If the plan covers "net" vested shares, then the current tax rate has been applied.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.11	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.12	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.12	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3	First Amendment to Credit Agreement, dated as of April 14, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation , the LENDERS party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.4**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc.., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7#	5/27/2022

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8#	5/27/2022

10.7.9#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.7.10#	Form of Relative TSR and EPS RSU Grant Notice April 2023	10-Q	001-40357	10.7.10	5/26/2023

10.7.11# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.8#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.8.1#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.19#	Fiscal 2024 Named Executive Officer Compensation	10-Q	001-40357	10.19	5/26/2023

10.21#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023				Filed Herewith

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: August 25, 2023	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)