Form 10-Q
period 2023-10-28
Marvell Technology, Inc.
filed 2023-12-01
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of November 24, 2023 was 864.5 million.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	October 28, 2023	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$725.6	$911.0
Accounts receivable, net	1,214.6	1,192.2
Inventories	941.5	1,068.3
Prepaid expenses and other current assets	91.5	109.6
Total current assets	2,973.2	3,281.1
Property and equipment, net	701.6	577.4
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	4,290.4	5,102.0
Deferred tax assets	759.5	465.9
Other non-current assets	1,402.8	1,508.8
Total assets	$21,714.4	$22,522.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419.1	$465.8
Accrued liabilities	1,119.2	1,092.0
Accrued employee compensation	245.0	244.5
Short-term debt	96.3	584.4
Total current liabilities	1,879.6	2,386.7
Long-term debt	4,089.6	3,907.7
Other non-current liabilities	511.8	590.5
Total liabilities	6,481.0	6,884.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,805.2	14,512.0
Accumulated other comprehensive loss	(1.4)	—
Retained earnings	427.9	1,123.5
Total stockholders’ equity	15,233.4	15,637.2
Total liabilities and stockholders’ equity	$21,714.4	$22,522.1

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net revenue	$1,418.6	$1,537.3	$4,081.2	$4,501.1
Cost of goods sold	867.4	760.0	2,451.7	2,186.9
Gross profit	551.2	777.3	1,629.5	2,314.2
Operating expenses:
Research and development	481.1	448.1	1,436.6	1,341.2
Selling, general and administrative	213.0	207.8	622.0	640.2
Legal settlement	—	—	—	100.0
Restructuring related charges	3.4	15.6	105.3	18.1
Total operating expenses	697.5	671.5	2,163.9	2,099.5
Operating income (loss)	(146.3)	105.8	(534.4)	214.7
Interest income	1.7	1.5	5.8	2.8
Interest expense	(52.6)	(45.2)	(159.1)	(121.3)
Other income, net	9.7	3.2	16.3	12.1
Interest and other loss, net	(41.2)	(40.5)	(137.0)	(106.4)
Income (loss) before income taxes	(187.5)	65.3	(671.4)	108.3
Provision (benefit) for income taxes	(23.2)	52.0	(130.7)	256.4
Net income (loss)	$(164.3)	$13.3	$(540.7)	$(148.1)

Net income (loss) per share — basic	$(0.19)	$0.02	$(0.63)	$(0.17)

Net income (loss) per share — diluted	$(0.19)	$0.02	$(0.63)	$(0.17)

Weighted-average shares:
Basic	862.6	852.6	860.1	850.5
Diluted	862.6	858.4	860.1	850.5
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income (loss)	$(164.3)	$13.3	$(540.7)	$(148.1)
Other comprehensive loss, net of tax:
Net change in unrealized loss on cash flow hedges	(0.4)	(0.8)	(1.4)	(0.8)
Other comprehensive loss, net of tax	(0.4)	(0.8)	(1.4)	(0.8)
Comprehensive income (loss), net of tax	$(164.7)	$12.5	$(542.1)	$(148.9)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Retained Earnings	Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	3.8	—	8.3	—	—	8.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(72.6)	—	—	(72.6)
Stock-based compensation	—	—	142.2	—	—	142.2
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.4)	(51.4)
Net loss	—	—	—	—	(168.9)	(168.9)
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Balance at April 29, 2023	859.9	$1.7	$14,589.9	$(0.9)	$903.2	$15,493.9
Issuance of common stock in connection with equity incentive plans	3.4	—	52.1	—	—	52.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(51.2)	—	—	(51.2)
Stock-based compensation	—	—	154.0	—	—	154.0
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Net loss	—	—	—	—	(207.5)	(207.5)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Balance at July 29, 2023	863.3	$1.7	$14,744.8	$(1.0)	$644.0	$15,389.5
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(44.9)	—	—	(44.9)
Stock-based compensation	—	—	154.7	—	—	154.7
Repurchase of common stock	(0.8)	—	(50.0)	—	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(164.3)	(164.3)
Other comprehensive loss	—	—	—	(0.4)	—	(0.4)
Balance at October 28, 2023	864.3	$1.7	$14,805.2	$(1.4)	$427.9	$15,233.4

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Retained Earnings	Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$—	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	4.1	—	2.4	—	—	2.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(137.6)	—	—	(137.6)
Stock-based compensation	—	—	129.7	—	—	129.7
Repurchase of common stock	(0.3)	—	(15.0)	—	—	(15.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(50.9)	(50.9)
Net loss	—	—	—	—	(165.7)	(165.7)
Balance at April 30, 2022	850.5	$1.7	$14,188.5	$—	$1,274.8	$15,465.0
Issuance of common stock in connection with equity incentive plans	2.9	—	48.9	—	—	48.9
Tax withholdings related to net share settlement of restricted stock units	—	—	(34.1)	—	—	(34.1)
Stock-based compensation	—	—	147.2	—	—	147.2
Repurchase of common stock	(0.9)	—	(50.0)	—	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.1)	(51.1)
Net income	—	—	—	—	4.3	4.3
Balance at July 30, 2022	852.5	$1.7	$14,300.5	$—	$1,228.0	$15,530.2
Issuance of common stock in connection with equity incentive plans	1.7	—	1.1	—	—	1.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(29.5)	—	—	(29.5)
Stock-based compensation	—	—	145.8	—	—	145.8
Repurchase of common stock	(1.1)	—	(50.0)	—	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.1)	(51.1)
Net income	—	—	—	—	13.3	13.3
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Balance at October 29, 2022	853.1	$1.7	$14,367.9	$(0.8)	$1,190.2	$15,559.0

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net loss	$(540.7)	$(148.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	226.0	227.0
Stock-based compensation	454.5	421.7
Amortization of acquired intangible assets	811.6	814.2
Amortization of inventory fair value adjustment associated with acquisitions	—	26.0
Restructuring related impairment charges	32.2	4.9
Deferred income taxes	(283.7)	53.6
Other expense, net	39.9	53.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(22.4)	(341.5)
Prepaid expenses and other assets	14.4	(382.4)
Inventories	123.1	(263.4)
Accounts payable	(87.5)	(33.9)
Accrued employee compensation	0.7	6.3
Accrued liabilities and other non-current liabilities	55.8	499.3
Net cash provided by operating activities	823.9	937.3
Cash flows from investing activities:
Purchases of technology licenses	(3.3)	(9.1)
Purchases of property and equipment	(265.3)	(152.2)
Acquisitions, net of cash acquired	(5.5)	(103.0)
Other, net	(0.2)	0.1
Net cash used in investing activities	(274.3)	(264.2)
Cash flows from financing activities:
Repurchases of common stock	(50.0)	(115.0)
Proceeds from employee stock plans	61.1	52.5
Tax withholding paid on behalf of employees for net share settlement	(168.7)	(201.2)
Dividend payments to stockholders	(154.9)	(153.1)
Payments on technology license obligations	(110.2)	(103.6)
Proceeds from borrowings	1,295.3	200.0
Principal payments of debt	(1,600.6)	(243.8)
Payment of equity and debt financing costs	(7.0)	—
Other, net	—	1.0
Net cash used in financing activities	(735.0)	(563.2)
Net increase (decrease) in cash and cash equivalents	(185.4)	109.9
Cash and cash equivalents at beginning of period	911.0	613.5
Cash and cash equivalents at end of period	$725.6	$723.4

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended October 28, 2023, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2023 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) to improve reportable segment disclosures. The update requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2023	% of Total	October 29, 2022	% of Total	October 28, 2023	% of Total	October 29, 2022	% of Total
Net revenue by end market:
Data center	$555.8	39%	$627.3	41%	$1,451.4	36%	$1,911.2	42%
Enterprise networking	271.1	19%	376.0	24%	963.4	24%	1,002.9	22%
Carrier infrastructure	316.5	22%	271.4	18%	881.9	22%	808.6	18%
Consumer	168.7	12%	178.4	12%	478.5	12%	521.3	12%
Automotive/industrial	106.5	8%	84.2	5%	306.0	6%	257.1	6%
	$1,418.6		$1,537.3		$4,081.2		$4,501.1

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2023	% of Total	October 29, 2022	% of Total	October 28, 2023	% of Total	October 29, 2022	% of Total
Net revenue based on destination of shipment:
China	$605.3	43%	$604.1	39%	$1,690.3	41%	$1,941.7	43%
United States	217.1	15%	184.6	12%	607.2	15%	519.1	12%
Finland	158.4	11%	47.4	3%	353.7	9%	125.4	3%
Singapore	73.5	5%	134.5	9%	256.7	6%	251.7	6%
Thailand	94.5	7%	115.2	7%	215.9	5%	289.4	6%
Malaysia	31.6	2%	85.1	6%	169.5	4%	280.2	6%
Taiwan	22.9	2%	89.4	6%	135.8	3%	204.3	5%
Japan	37.5	3%	70.1	5%	125.4	3%	208.2	5%
Other	177.8	12%	206.9	13%	526.7	14%	681.1	14%
	$1,418.6		$1,537.3		$4,081.2		$4,501.1

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 28, 2023	% of Total	October 29, 2022	% of Total	October 28, 2023	% of Total	October 29, 2022	% of Total
Net revenue by customer type:
Direct customers	$937.6	66%	$986.0	64%	$2,685.7	66%	$2,955.9	66%
Distributors	481.0	34%	551.3	36%	1,395.5	34%	1,545.2	34%
	$1,418.6		$1,537.3		$4,081.2		$4,501.1

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the nine months ended October 28, 2023 that was included in deferred revenue balance at January 28, 2023 was not material.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 4. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at October 28, 2023 and January 28, 2023 (in millions):

	October 28, 2023	January 28, 2023
Face Value Outstanding:
2024 Term Loan - 3-Year Tranche	$—	$735.0
2026 Term Loan - 5-Year Tranche	721.9	787.5
Term Loan Total	721.9	1,522.5
4.200% MTG/MTI 2023 Senior Notes	—	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	—
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	—
Senior Notes Total	3,499.9	2,999.9
Total borrowings	$4,221.8	$4,522.4
Less: Unamortized debt discount and issuance cost	(35.9)	(30.3)
Net carrying amount of debt	$4,185.9	$4,492.1
Less: Current portion (1)	96.3	584.4
Non-current portion	$4,089.6	$3,907.7

(1)As of October 28, 2023, the current portion of outstanding debt that is due within twelve months includes a portion of the 2026 Term Loan - 5-Year Tranche. The weighted average interest rate on short-term debt outstanding at October 28, 2023 and January 28, 2023 was 6.795% and 4.448%, respectively.

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

On September 18, 2023, the Company completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5.5-year term due in 2029 and (ii) $500.0 million of Senior Notes with a 10-year term due in 2033.

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

The 3-Year Tranche Loan, due on April 19, 2024, which had a remaining principal of $735.0 million, was repaid in full during the quarter ended October 28, 2023.

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted SOFR + 147.5 bps. The effective interest rate for the 5-Year Tranche Loan was 5.103% as of October 28, 2023. The 5-year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the three and nine months ended October 28, 2023, the Company repaid $21.9 million and $65.6 million of the principal outstanding of the 5-Year Tranche Loan. As of October 28, 2023, the Company has $721.9 million of 5-Year Tranche Loan borrowings outstanding.

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at October 28, 2023.

During the quarter ended October 28, 2023, the Company repaid $200.0 million of the 2023 Revolving Credit Facility which was outstanding from the first quarter of fiscal 2023. In the same quarter, the Company also drew down and repaid an additional $50.0 million from the 2023 Revolving Credit Facility. During the quarter ended July 29, 2023, the Company drew down $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. As of October 28, 2023, the 2023 Revolving Credit Facility was undrawn and available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan covenants discussed above.

As of October 28, 2023, the Company was in compliance with its debt covenants for the credit agreements discussed above.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

2029 and 2033 Senior Unsecured Notes

On September 18, 2023, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 5.750% Senior Notes due 2029 (the “2029 Senior Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 5.950% Senior Notes due 2033 (the “2033 Senior Notes”, and, together with the 2029 Senior Notes, the “Senior Notes”).

The 2029 Senior Notes mature on February 15, 2029 and the 2033 Senior Notes mature on September 15, 2033. The stated and effective interest rates for the 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the 2033 Senior Notes are 5.950% and 6.082%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of October 28, 2023, the Company had $1.0 billion Senior Notes borrowings outstanding.

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

The 2026 Senior Notes mature on April 15, 2026, the 2028 Senior Notes mature on April 15, 2028, and the 2031 Senior Notes mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of October 28, 2023, the Company had $2.0 billion Senior Notes borrowings outstanding.

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

As of October 28, 2023, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

Interest Expense and Future Contractual Maturities

During the three and nine months ended October 28, 2023, the Company recognized $49.6 million and $152.0 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and nine months ended October 29, 2022, the Company recognized $42.4 million and $112.7 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of October 28, 2023, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$21.9
2025	109.4
2026	131.2
2027	959.4
2028	—
Thereafter	2,999.9
Total	$4,221.8

Note 5. Commitments and Contingencies

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

Total future unconditional purchase commitments as of October 28, 2023, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2024	$300.8	$31.0
2025	716.8	149.7
2026	626.4	49.5
2027	449.4	36.4
2028	185.5	36.5
Thereafter	533.5	157.0
Total unconditional purchase commitments	$2,812.4	$460.1

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $2.4 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2024 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $104.5 million for the remainder of fiscal 2024 through fiscal 2026. Such purchase commitments are summarized in the preceding table.

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

During the third quarter of fiscal 2023, the Company entered into a settlement agreement with a customer in relation to a contractual dispute pursuant to which the Company agreed to pay the customer $100.0 million over several quarters. This amount has been paid in full.

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of the end of the third quarter of fiscal 2024, the Company recognized an aggregate amount of approximately $198.0 million of charges for product related claims, including amounts recognized in the prior quarter of which certain claims remain unresolved as of the third quarter of fiscal 2024. The ultimate outcome of these product related claims and other Legal Matters involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial statements, results of operations or cash flows.

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

Note 6. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

During fiscal 2023, the Company completed acquisitions of several companies for total purchase consideration of $103.2 million, of which $73.6 million was allocated to goodwill. The purpose of the acquisitions was to expand engineering resources staff to address customer design opportunities, access additional intellectual property and support expansion of the Company’s networking solutions. The carrying value of goodwill as of October 28, 2023 and January 28, 2023 is $11.6 billion.

Acquired Intangible Assets, Net

As of October 28, 2023 and January 28, 2023, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	October 28, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,026.0	$(2,456.2)	$2,569.8	4.04
Customer contracts and related relationships	2,179.0	(1,102.2)	1,076.8	3.53
Trade names	50.0	(25.2)	24.8	2.48
Total acquired amortizable intangible assets	$7,255.0	$(3,583.6)	$3,671.4	3.88
IPR&D	619.0	—	619.0	n/a
Total acquired intangible assets	$7,874.0	$(3,583.6)	$4,290.4

	January 28, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,078.0	$(2,014.5)	$3,063.5	4.67
Customer contracts and related relationships	2,179.0	(853.2)	1,325.8	4.24
Trade names	66.0	(32.3)	33.7	3.11
Total acquired amortizable intangible assets	$7,323.0	$(2,900.0)	$4,423.0	4.53
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$8,002.0	$(2,900.0)	$5,102.0

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

Amortization expense for acquired intangible assets for the three and nine months ended October 28, 2023 was $269.8 million and $811.6 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended October 29, 2022 was $269.9 million and $814.2 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of October 28, 2023 (in millions):

Fiscal Year	Amount
Remainder of 2024	$286.4
2025	1,051.8
2026	998.1
2027	829.9
2028	273.2
Thereafter	232.0
$3,671.4

Note 7. Fair Value Measurements

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at October 28, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$2.4	$—	$—	$2.4
Time deposits	—	8.4	—	8.4
Other non-current assets:
Marketable equity investments	9.6	—	—	9.6
Severance pay fund	—	0.5	—	0.5
Total assets	$12.0	$8.9	$—	$20.9
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1.5	$—	$1.5
Total liabilities	$—	$1.5	$—	$1.5

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of October 28, 2023 and January 28, 2023, non-marketable equity investments had a carrying value of $44.1 million and $36.1 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at January 28, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$150.7	$—	$150.7
Other non-current assets:
Marketable equity investments	3.2	—	—	3.2
Severance pay fund	—	0.7	—	0.7
Total assets	$3.2	$151.4	$—	$154.6

Fair Value of Debt

The Company classified the 2026 Term Loans, the 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2026 Term Loan approximate its fair value as the 2026 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.1 billion at October 28, 2023 and $2.7 billion at January 28, 2023, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 8. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. In the first quarter of fiscal 2024, the Company initiated a restructuring plan to streamline the organization and optimize resources. The charges are mainly comprised of severance and other one-time termination benefits, impairment and write-off of purchased IP licenses and equipment, and other costs. The Company recorded restructuring and other related charges of $3.4 million and $105.3 million for the three and nine months ended October 28, 2023, respectively. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2024.

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Employee severance	$3.0	$12.6	$69.1	$13.5
Impairment and write-off of assets
Purchased IP licenses	—	—	28.6	—
Equipment	—	—	1.3	—
Other	0.4	3.0	6.3	4.6
	$3.4	$15.6	$105.3	$18.1

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance	Other	Total
Balance at January 28, 2023	$3.6	$1.4	$5.0
Charges	69.1	36.2	105.3
Net cash payments	(66.7)	(14.6)	(81.3)
Non-cash items	—	(13.9)	(13.9)
Balance at October 28, 2023	6.0	9.1	15.1
Less: non-current portion	—	0.9	0.9
Current portion	$6.0	$8.2	$14.2

The current and non-current portions of the restructuring liability at October 28, 2023 of $14.2 million and $0.9 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

Note 9. Income Tax

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

The Company recorded income tax benefit of $23.2 million and $130.7 million for the three and nine months ended October 28, 2023, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The benefit of the tax incentives on net income per share was approximately $0.01 per share for the nine months ended October 28, 2023. No tax incentive was recorded for the three months ended October 28, 2023, as the benefit was recognized during the first six months ended July 29, 2023. No tax incentive benefits were recorded for the three and nine months ended October 29, 2022. In the first quarter of fiscal 2023, the Singapore Economic Development Board (“EDB”) agreed to extend the Company’s Development and Expansion Incentive (“DEI”) by five years until June 30, 2029. As a result of the DEI extension, the Company remeasured its Singapore net deferred tax assets that are scheduled to reverse during these future periods at the new incentive tax rate that the Company expects to apply during these periods, which resulted in a net reduction to our Singapore deferred tax assets of $213.6 million and a corresponding deferred income tax expense during the nine months ended October 29, 2022.

The Company’s tax incentives in Israel prior to fiscal 2023 generally required a repayment (“clawback”) of certain tax benefits upon distribution of related earnings. To encourage the distribution of earnings and the collection of related taxes, the Israel government provided for an elective temporary relief provision at a reduced clawback tax rate. During the third quarter of fiscal 2023, the Company determined that it would avail itself of this temporary relief provision and therefore, recorded tax expense of $22.4 million related to estimated clawback taxes on earnings prior to fiscal 2023.

The amount of unrecognized tax benefits could increase or decrease due to changes in tax law in various jurisdictions, the effects of income tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. It is reasonably possible that our uncertain tax positions may be reduced by as much as $1.5 million within the next 12 months as a result of the lapses of statutes of limitation. The Company is currently under audit in certain U.S. state and non-U.S. taxing jurisdictions. The Company believes that it has adequately provided for the expected outcomes related to these tax audits and that any settlements with respect to these audits will not have a material effect on its results or financial position at this time.

The Company’s principal source of liquidity as of October 28, 2023 consisted of approximately $725.6 million of cash and cash equivalents, of which approximately $408.3 million was held by subsidiaries outside of the United States. The Company has not recognized a deferred tax liability on $294.5 million of assets held by subsidiaries as those amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 10. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income (loss)	$(164.3)	$13.3	$(540.7)	$(148.1)
Denominator:
Weighted-average shares — basic	862.6	852.6	860.1	850.5
Effect of dilutive securities:
Stock-based awards	—	5.8	—	—
Weighted-average shares — diluted	862.6	858.4	860.1	850.5
Net income (loss) per share:
Basic	$(0.19)	$0.02	$(0.63)	$(0.17)
Diluted	$(0.19)	$0.02	$(0.63)	$(0.17)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted-average shares outstanding:
Stock-based awards	11.0	11.3	8.7	14.1

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three and nine months ended October 28, 2023, and the nine months ended October 29, 2022 due to the net losses reported in those periods.

Note 11. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $174.4 million for the three and nine months ended October 28, 2023, of which $174.4 million remained subject to servicing by the Company as of October 28, 2023. Factoring fees for the sales of receivables were recorded in other income, net and were not material.

	October 28, 2023	January 28, 2023
Inventories:
Work-in-process	$579.9	$756.3
Finished goods	361.6	312.0
Inventories	$941.5	$1,068.3

	October 28, 2023	January 28, 2023
Property and equipment, net:
Machinery and equipment	$1,296.1	$1,083.9
Land, buildings, and leasehold improvements	314.7	306.2
Computer software	118.0	114.5
Furniture and fixtures	31.8	30.9
	1,760.6	1,535.5
Less: Accumulated depreciation	(1,059.0)	(958.1)
Property and equipment, net	$701.6	$577.4

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	October 28, 2023	January 28, 2023
Other non-current assets:
Prepaid ship and debits	$456.6	$481.3
Technology licenses	322.5	439.5
Prepayments on supply capacity reservation agreements	292.6	282.3
Operating right-of-use assets	210.1	211.3
Non-marketable equity investments	44.1	36.1
Other	76.9	58.3
Other non-current assets	$1,402.8	$1,508.8

	October 28, 2023	January 28, 2023
Accrued liabilities:
Variable consideration estimates (1)	$498.3	$572.8
Accrued income tax payable	162.8	118.4
Accrued legal reserve	117.6	102.0
Technology license obligations	100.9	119.1
Deferred revenue	56.9	45.2
Accrued warranty expense	52.4	2.4
Lease liabilities - current portion	39.5	43.8
Accrued interest payable	17.8	22.1
Deferred non-recurring engineering credits	17.2	20.0
Other	55.8	46.2
Accrued liabilities	$1,119.2	$1,092.0

(1) Substantially all of the variable consideration estimate is comprised of the ship & debit accrual reserve, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	October 28, 2023	January 28, 2023
Other non-current liabilities
Lease liabilities - non current	$197.0	$201.6
Technology license obligations	191.0	267.0
Deferred tax liabilities	73.2	64.2
Non-current income tax payable	34.0	28.5
Other	16.6	29.2
Other non-current liabilities	$511.8	$590.5

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, by components for the current period are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(3.6)
Amounts reclassified from accumulated other comprehensive income (loss)	2.2
Net current-period other comprehensive income (loss), net of tax	(1.4)
Balance at October 28, 2023	$(1.4)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 29, 2022	$—
Other comprehensive income (loss) before reclassifications	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3
Net current-period other comprehensive income (loss), net of tax	(0.8)
Balance at October 29, 2022	$(0.8)

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. As of October 28, 2023, $399.5 million remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three and nine months ended October 28, 2023, the Company repurchased 0.8 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan. During the three months ended October 29, 2022, the Company repurchased 1.1 million shares of its common stock for $50.0 million. During the nine months ended October 29, 2022, the Company repurchased 2.3 million shares of its common stock for $115.0 million, including 0.9 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

Net revenue in the third quarter of fiscal 2024 was $1.4 billion and was 8% lower than net revenue of $1.5 billion in the third quarter of fiscal 2023. This was due to a decrease in sales to the data center end market by 11%, a decrease in sales to the enterprise networking end market by 28% and a decrease in sales to the consumer end market by 5%. These decreases were partially offset by an increase in sales to the automotive/industrial end market by 26% and an increase in sales to the carrier infrastructure end market by 17%.

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

Restructuring. In the first quarter of fiscal 2024, we initiated a restructuring plan to streamline our organization and optimize resources. The restructuring and other related charges recorded were $3.4 million and $105.3 million for the three and nine months ended October 28, 2023. See “Note 8 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the nine months ended October 28, 2023, the Company repurchased 0.8 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan. As of October 28, 2023, $399.5 million remained available for future stock repurchases.

As of October 28, 2023, a total of 311.3 million shares have been repurchased since inception of our current and previous stock repurchase programs for an aggregate total of $4.4 billion in cash. We returned $204.9 million to stockholders in the nine months ended October 28, 2023, including our repurchases of common stock and $154.9 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $725.6 million at October 28, 2023, which were $185.4 million lower than our balance at our fiscal year ended January 28, 2023 of $911.0 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at October 28, 2023, who represented a total of 72% of gross accounts receivable, compared with four customers at October 29, 2022, who represented 56% of gross accounts receivable. During the three months ended October 28, 2023, there was one customer in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the nine months ended October 28, 2023, there were two customers, in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the three and nine months ended October 29, 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Customer:
Customer A	16%	*	11%	*
Customer B	*	*	10%	*
Distributor:
Distributor A	24%	22%	21%	22%
*Less than 10% of net revenue.

We continue to monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 66% and 68% of our net revenue in the three and nine months ended October 28, 2023, respectively, and approximately 75% and 76% of net revenue in the three and nine months ended October 29, 2022, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended October 28, 2023 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.1	49.4	60.1	48.6
Gross profit	38.9	50.6	39.9	51.4
Operating expenses:
Research and development	33.9	29.1	35.2	29.8
Selling, general and administrative	15.0	13.5	15.2	14.2
Legal settlement	—	—	—	2.2
Restructuring related charges	0.2	1.0	2.6	0.4
Total operating expenses	49.1	43.6	53.0	46.6
Operating income (loss)	(10.2)	7.0	(13.1)	4.8
Interest income	0.1	0.1	0.2	0.1
Interest expense	(3.7)	(2.9)	(3.9)	(2.7)
Other income (loss), net	0.7	0.2	0.4	0.3
Income (loss) before income taxes	(13.1)	4.4	(16.4)	2.5
Provision (benefit) for income taxes	(1.6)	3.4	(3.2)	5.7
Net income (loss)	(11.5)%	1.0%	(13.2)%	(3.2)%

Three and nine months ended October 28, 2023 and October 29, 2022

Net Revenue

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Net revenue	$1,418.6	$1,537.3	(7.7)%	$4,081.2	$4,501.1	(9.3)%

Our net revenue for the three months ended October 28, 2023 decreased by $118.7 million compared to net revenue for the three months ended October 29, 2022. This was due to a decrease in sales to the data center end market by 11%, a decrease in sales to the enterprise networking end market by 28% and a decrease in sales to the consumer end market by 5%. The decreases were partially offset by an increase in sales to the automotive/industrial end market by 26% and an increase in sales to the carrier infrastructure end market by 17%.

Our net revenue for the nine months ended October 28, 2023 decreased by $419.9 million compared to net revenue for the nine months ended October 29, 2022. This was due to a decrease in sales to the data center end market by 24%, a decrease in sales to the consumer end market by 8% and a decrease in sales to the enterprise networking end market by 4%. The decreases were partially offset by an increase in sales to the automotive/industrial end market by 19% and an increase in sales to the carrier infrastructure end market by 9%.

The overall decreases in net revenue of 8% and 9%, respectively, for the three and nine months ended October 28, 2023 compared to the three and nine months ended October 29, 2022, were primarily driven by lower unit shipments related to storage products.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Cost of goods sold	$867.4	$760.0	14.1%	$2,451.7	$2,186.9	12.1%
% of net revenue	61.1%	49.4%		60.1%	48.6%
Gross profit	$551.2	$777.3	(29.1)%	$1,629.5	$2,314.2	(29.6)%
% of net revenue	38.9%	50.6%		39.9%	51.4%

Cost of goods sold as a percentage of net revenue increased for the three and nine months ended October 28, 2023 compared to the three and nine months ended October 29, 2022, which is primarily due to charges for product claim related matters. Refer to “Note 5 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. As a result, gross margin for the three and nine months ended October 28, 2023 decreased by 11.7 and 11.5 percentage points compared to the three and nine months ended October 29, 2022.

Research and Development

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Research and development	$481.1	$448.1	7.4%	$1,436.6	$1,341.2	7.1%
% of net revenue	33.9%	29.1%		35.2%	29.8%

Research and development expense increased by $33.0 million in the three months ended October 28, 2023 compared to the three months ended October 29, 2022. The increase was primarily due to higher mask prototyping expenses and higher employee compensation related costs.

Research and development expense increased by $95.4 million in the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022. The increase was primarily due to higher mask prototyping expenses and higher employee compensation related costs.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Selling, general and administrative	$213.0	$207.8	2.5%	$622.0	$640.2	(2.8)%
% of net revenue	15.0%	13.5%		15.2%	14.2%

Selling, general and administrative expense increased by $5.2 million in the three months ended October 28, 2023 compared to the three months ended October 29, 2022. The increase was primarily due to charges for an intellectual property matter. The increase was partially offset by lower intangibles amortization expense related to intangibles that were fully amortized during fiscal 2024 and lower other marketing expenses.

Selling, general and administrative expense decreased by $18.2 million in the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022. The decrease was primarily due to $16.0 million of lower intangibles amortization expense related to intangibles that were fully amortized during fiscal 2023 and fiscal 2024 and $3.3 million of lower employee compensation related costs.

Legal Settlement

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Legal settlement	$—	$—	*	$—	$100.0	*
% of net revenue	—%	—%		—%	2.2%
*Not meaningful

We recorded a charge of $100.0 million in the nine months ended October 29, 2022 related to the settlement of a contractual dispute. Refer to “Note 5 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Restructuring related charges	$3.4	$15.6	(78.2)%	$105.3	$18.1	481.8%
% of net revenue	0.2%	1.0%		2.6%	0.4%

We recognized $3.4 million and $105.3 million of total restructuring related charges in the three and nine months ended October 28, 2023 as a result of our restructuring plan to streamline our organization and optimize resources. Refer to “Note 8 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Interest income	$1.7	$1.5	13.3%	$5.8	$2.8	107.1%
% of net revenue	0.1%	0.1%		0.2%	0.1%

Interest income was relatively flat for the three months ended October 28, 2023, compared to the three months ended October 29, 2022.

Interest income increased by $3.0 million in the nine months ended October 28, 2023, compared to the nine months ended October 29, 2022 due to higher interest rates on our invested cash.

Interest Expense

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Interest expense	$(52.6)	$(45.2)	16.4%	$(159.1)	$(121.3)	31.2%
% of net revenue	(3.7)%	(2.9)%		(3.9)%	(2.7)%

Interest expense increased by $7.4 million and $37.8 million in the three and nine months ended October 28, 2023, respectively, compared to the three and nine months ended October 29, 2022. The increase was primarily due to higher interest expense associated with the 2024 and 2026 Term Loans.

Other Income, Net

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Other income, net	$9.7	$3.2	203.1%	$16.3	$12.1	34.7%
% of net revenue	0.7%	0.2%		0.4%	0.3%

Other income, net, increased by $6.5 million and $4.2 million in the three months and nine months ended October 28, 2023, respectively, compared to the three and nine months ended October 29, 2022. The increase was primarily due to net gain from equity investments and exchange rate fluctuations.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$(23.2)	$52.0	(144.6)%	$(130.7)	$256.4	(151.0)%

Our income tax benefit for the three months ended October 28, 2023 was $23.2 million compared to a tax expense of $52.0 million for the three months ended October 29, 2022. Our income tax benefit of $23.2 million for the three months ended October 28, 2023 differed from the 21% federal income tax rate, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax benefit for the three months ended October 29, 2022 differed from the U.S. federal tax rate of 21% primarily due to a discrete income tax expense related to the Israel clawback tax on earnings prior to fiscal 2023.

Our income tax benefit for the nine months ended October 28, 2023, was $130.7 million compared to a tax expense of $256.4 million for the nine months ended October 29, 2022. Our income tax benefit of $130.7 million for the nine months ended October 28, 2023, differs from the federal statutory tax rate of 21% primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax expense of $256.4 million for the nine months ended October 29, 2022, differed from the 21% federal statutory tax rate primarily due to the $213.6 million tax impact of the remeasurement of deferred taxes in Singapore and $22.4 million tax impact of the Israel clawback taxes on prior earnings, offset by the recognition of discrete tax benefits related to stock-based compensation.

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

Liquidity and Capital Resources

Our principal source of liquidity as of October 28, 2023 consisted of approximately $725.6 million of cash and cash equivalents, of which approximately $408.3 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 9 – Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

During the quarter ended October 28, 2023, we repaid in full the 3-Year Tranche Loan, due on April 19, 2024 (“2024 Term Loan”), which had a remaining principal of $735.0 million.

For the three and nine months ended October 28, 2023, we repaid $21.9 million and $65.6 million of the principal outstanding of the 5-Year Tranche Loan (“2026 Term Loan”). As of October 28, 2023, we had $721.9 million borrowings outstanding under the 2026 Term Loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility. On April 14, 2023, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the quarter ended April 29, 2023, we drew down $200.0 million on the 2023 Revolving Credit Facility. During the quarter ended October 28, 2023, we repaid the outstanding 2023 Revolving Credit Facility of $200.0 million. Further, we drew down an additional $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. As of October 28, 2023, the 2023 Revolving Credit Facility is undrawn and will be available for draw down through April 14, 2028.

During the quarter ended July 29, 2023, the MTI 2023 Notes and MTG 2023 Notes with aggregate principal of $500.0 million matured on June 22, 2023 and was repaid. As of October 28, 2023, we had $2.0 billion aggregate principal amount of the Senior Notes outstanding and $499.9 million aggregate principal amount of the MTG/MTI Senior Notes outstanding. The notes are registered under the Securities Act.

On September 18, 2023, we completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5.5-year term due in 2029 and (ii) $500.0 million of Senior Note with a 10-year term due in 2033.

See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three months ended October 28, 2023, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 11 - Supplemental Financial Information” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended October 28, 2023 was $823.9 million. We had a net loss of $540.7 million adjusted for the following non-cash items: amortization of acquired intangible assets of $811.6 million, stock-based compensation expense of $454.5 million, deferred income tax benefit of $283.7 million, depreciation and amortization of $226.0 million, restructuring related impairment charges of $32.2 million, and $39.9 million of net loss from other non-cash items. Cash inflow from working capital of $84.1 million for the nine months ended October 28, 2023 was primarily driven by decreases in inventory and prepaid expenses and other assets and increases in accrued liabilities and other non-current liabilities, partially offset by the decrease in accounts payable and the increase in accounts receivable. The decrease in inventory was as a result of managing down our inventory balance. The decrease in prepaid expenses and other assets was primarily driven by a decrease in prepaid ship and debits due to decreased inventory at distributors. The increase in accrued liabilities and other non-current liabilities was primarily driven by increases in settlement accruals and income tax payable. The decrease in accounts payable was primarily due to the timing of payments. The increase in accounts receivable was primarily due to increased sales partially offset by collections, which included factored receivables.

Net cash provided by operating activities for the nine months ended October 29, 2022 was $937.3 million. We had a net loss of $148.1 million adjusted for the following non-cash items: amortization of acquired intangible assets of $814.2 million, stock-based compensation expense of $421.7 million, depreciation and amortization of $227.0 million, deferred income tax expense of $53.6 million, amortization of inventory fair value adjustment associated with the Innovium acquisition of $26.0 million, restructuring related impairment charges of $4.9 million, and $53.6 million net loss from other non-cash items. Cash outflow from working capital of $515.6 million for the nine months ended October 29, 2022 was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other assets and a decrease in accounts payable, partially offset by increases in accrued liabilities and other non-current liabilities and accrued employee compensation. The increase in accounts receivable was primarily due to increased sales, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory was to better support unfulfilled backlog, future customer demand and new product ramps. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements. The decrease in accounts payable was primarily due to the timing of payments. The increase in accrued liabilities and other non-current liabilities was primarily due to an accrual related to a settlement of a contractual dispute and an increase in the ship and debit claim reserve due to price increases and stock replenishment. The increase in accrued employee compensation was due to increases in our bonus accrual and in employee contributions to the employee stock purchase plan.

Cash Flows from Investing Activities

For the nine months ended October 28, 2023, net cash used in investing activities of $274.3 million was primarily driven by purchases of property and equipment of $265.3 million, net cash paid for business acquisitions of $5.5 million and purchases of technology licenses of $3.3 million.

For the nine months ended October 29, 2022, net cash used in investing activities of $264.2 million was primarily driven by purchases of property and equipment of $152.2 million, net cash paid for business acquisitions of $103.0 million and purchases of technology licenses of $9.1 million.

Cash Flows from Financing Activities

For the nine months ended October 28, 2023, net cash used in financing activities of $735.0 million was primarily attributable to $1.6 billion repayment of debt, $168.7 million for tax withholding payments on behalf of employees for net share settlements, $154.9 million for payment of our quarterly dividends, and $110.2 million payments on technology license obligations, partially offset by $1.3 billion net proceeds from the issuance of the 2029 and 2033 bonds and from the 2023 Revolving Credit Facility and $61.1 million in proceeds from our employee stock plans.

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

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. We also discuss updates of our significant commitments in “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the nine months ended October 28, 2023.

Indemnification Obligations

See “Note 5 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan. See “Note 4 – Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $6.9 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our unaudited condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at October 28, 2023, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 28, 2023.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Given their dependence on semiconductor products to operate their data centers and to ensure continuity of supply and reduce direct costs, some large customers may begin developing their own semiconductor solutions with the use of generally available intellectual property licensed from third parties which could result in a loss of business for Marvell.

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

During the first few quarters of fiscal year 2023, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity, and specific wafer process node constraints resulted in increased lead times, inability to meet demand, and increased costs. Because of the geographic concentration of some of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets. Moreover, while Israel’s declaration of war on Hamas, a U.S. designated Foreign Terrorist Organization, and current armed conflict in Israel and the Gaza Strip is not expected to have a material impact on us, we are unable to predict the full impact this conflict will have on us or our operations in Israel due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied, and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the U.S. Department of Commerce Bureau of Industry and Security recently released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. Export restrictions reducing our sales of products to China, have in the past and can adversely impact our revenues, profits and results of operations.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 66% and 75% of our net revenue in the three months ended October 28, 2023 and October 29, 2022, respectively.

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

For example, we are subject to risks related to Israel’s declaration of war on Hamas, a U.S. designated Foreign Terrorist Organization and the current armed conflict in Israel and the Gaza Strip. We have employees in Israel. These employees may be impacted by: (1) disruptions to operations and business continuity, including physical damage or impaired access to company facilities, offices or technology, and disruptions in access to electricity, gasoline or water, and (2) workforce disruptions, including the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees in the conflict zone and restrictions on movement in areas subject to armed conflict. While these disruptions are not currently expected to have a material impact on us, at this time we are unable to predict the full impact this conflict will have on us and our employees in the future.

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

As of October 28, 2023, we had a total of $4.2 billion of debt outstanding, which consisted of $3.5 billion of senior notes outstanding and $721.9 million outstanding under our 2026 Term Loans. We also had $1.0 billion of availability under our 2023 Revolving Credit Facility.

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

Since the closing in April 2021 of our transaction with Inphi, we have been domiciled in the United States and not Bermuda. As such, the income from all foreign subsidiaries is now subject to the U.S. provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires GILTI income to be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently expecting a material impact on our business by the new taxes under the IRA, if we become subject to these taxes in the future it could materially affect our financial results, including our earnings and cash flow.

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

We had approximately $11.6 billion of goodwill and $4.3 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of October 28, 2023. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, during the first nine months of fiscal 2024, we made changes to our business to streamline our organization and optimize resources, which resulted in recognition of $105.3 million of restructuring related charges. See “Note 8 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cyber security incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine and the armed conflict in Israel and the Gaza Strip. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner we may also lose future business relationships or otherwise experience negative consequences. Despite a wave of recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was recently hired by another semiconductor company), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.3 billion of shares of stock have been repurchased under that program as of October 28, 2023, including 1.7 million shares of our common stock repurchased for $100.0 million pursuant to a 10b5-1 trading plan. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of October 28, 2023, there was $399.5 million remaining available for future stock repurchases under the authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended October 28, 2023.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended October 28, 2023 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 30, 2023 to August 26, 2023	0.8	$59.23	0.8	$399.5
August 27, 2023 to September 23, 2023	—	$—	—	$399.5
September 24, 2023 to October 28, 2023	—	$—	—	$399.5
Total	0.8	$59.23	0.8

(1)The monthly periods presented above for the three months ended October 28, 2023, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

Item 5. Other Information

(c) During the quarter ended October 28, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading or similar arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation , the LENDERS party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2
Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.
					Filed herewith

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc.., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2
First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement
					Filed herewith

10.5	Form of Exchange Agreement	8-K	001-40357	10.1	4/21/2021

10.6	Registration Rights Agreement, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and J.P. Morgan Securities, LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Notes	8-K	000-30877	10.1	4/12/2021

10.7#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.7.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.7.3#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.7.4#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	6/6/2019

10.7.5#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	6/6/2019

10.7.6#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.7.7#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7#	5/27/2022

10.7.8#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8#	5/27/2022

10.7.9#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.7.10#	Form of Relative TSR and EPS RSU Grant Notice April 2023	10-Q	001-40357	10.7.10	5/26/2023

10.7.11# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.8#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.8.1#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.9.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.10#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.11#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.2	12/4/2019

10.12#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.3	12/4/2019

10.13#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.6	12/4/2019

10.14#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.15#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.16#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.17#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.18#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.19#	Fiscal 2024 Named Executive Officer Compensation	10-Q	001-40357	10.19	5/26/2023

10.21#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.22	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.23#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.24#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.25#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.26#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.27#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.28#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.29	Registration Rights Agreement, dated as of May 4, 2021, by and between Marvell Technology, Inc. and J.P. Morgan Securities LLC	S-4	333-260832	4.6	11/5/2021

10.30	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: December 1, 2023	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)