Form 10-K
period 2024-02-03
Marvell Technology, Inc.
filed 2024-03-13
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,800,186,642 based upon the closing price of $64.91 per share on the Nasdaq Global Select Market on July 28, 2023 (the last business day of the registrant’s most recently completed second quarter).
As of March 6, 2024, there were 866.0 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, rising interest rates, financial institution instability, and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the 5G, Cloud and Artificial Intelligence (“AI”) markets in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
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
•risks related to our sustainability programs;
•cybersecurity risks;
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
Data center
•Cloud and on-premise Artificial intelligence (“AI”) systems
•Cloud and on-premise ethernet switching
•Cloud and on-premise network-attached storage (“NAS”)
•Cloud and on-premise AI servers
•Cloud and on-premise general-purpose servers
•Cloud and on-premise storage area networks
•Cloud and on-premise storage systems
•Data center interconnect (“DCI”)

Enterprise networking
•Campus and small medium enterprise routers
•Campus and small medium enterprise ethernet switches
•Campus and small medium enterprise wireless access points (“WAPs”)
•Network appliances (firewalls, and load balancers)
•Workstations

Carrier infrastructure	•Broadband access systems •Ethernet switches •Optical transport systems •Routers •Wireless radio access network (“RAN”) systems
Consumer	•Broadband gateways and routers •Gaming consoles •Home data storage •Home wireless access points (“WAPs”) •Personal Computers (“PCs”) •Printers •Set-top boxes
Automotive/industrial	•Advanced driver-assistance systems (“ADAS”) •Autonomous vehicles (“AV”) •In-vehicle networking •Industrial ethernet switches •United States military and government solutions •Video surveillance

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended
	February 3, 2024	% of Total	January 28, 2023	% of Total	January 29, 2022	% of Total
Data center	$2,216.7	40%	$2,408.8	41%	$1,784.7	40%
Enterprise networking	1,228.4	22%	1,369.2	23%	907.7	20%
Carrier infrastructure	1,051.9	19%	1,084.0	18%	820.4	18%
Consumer	622.4	11%	701.1	12%	700.0	16%
Automotive/industrial	388.3	8%	356.5	6%	249.6	6%
Total	$5,507.7		$5,919.6		$4,462.4

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

Custom ASICs

We develop custom SoC (System-on-a-Chip) solutions tailored to individual customer specifications that deliver system-level differentiation for next-generation carrier, networking, data center, artificial intelligence, automotive, aerospace and defense applications. These custom offerings are built on our proven ASIC platform which leverages a broad suite of differentiated Marvell intellectual property including ultra-high-speed SerDes, ARM compute, security, storage, and advanced packaging, including die to die interconnects and chiplets. We have successfully executed multiple 5 nanometer (“nm”) designs in the last few years, and are progressing through 3nm designs now and investing in the advanced 2nm generation platform.

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

Our low-power and low-latency PAM DSPs implement equalization, estimation, clock recovery, carrier recovery, forward error correction, and coded modulation to enable ultra-fast data transmission speeds. In combination with our drivers, TIAs and silicon photonics, our suite of electro-optical products performs a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals. These products are key enablers for inter-connecting servers, routers, switches, storage and other infrastructure equipment that process, store and transport data traffic.

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

Our Prestera and Teralynx Ethernet switches integrate market-optimized innovative features, such as advanced tunneling and routing, high throughput forwarding, and packet processing that make networks more effective at delivering content with low-latency and high-reliability. Our comprehensive Ethernet switch portfolio addresses enterprise campus, enterprise data center, industrial, carrier, cloud and AI system applications. The feature-rich Prestera® switch portfolio includes silicon optimized for each market and use case, with capacities ranging from 12Gbps to 12.8Tbps. The high-bandwidth Teralynx® switch portfolio is optimized for cloud data centers, with capacities up to 51.2Tbps, and beyond.

We complement our Ethernet switches and infrastructure processors with a broad selection of Alaska Ethernet physical-layer transceivers for both optical and copper interconnects with advanced power management, link security, and time synchronization features. Our Ethernet physical-layer transceiver portfolio addresses all the critical speeds ranging from 10Mbps to 1.6Tbps including the emerging Multi-Gigabit (“M-Gig”) speeds. Our M-Gig products offer increased data rates over existing cabling infrastructure, supporting data rates beyond 1Gbps and up to 10Gbps.

Our Ethernet controllers and network adapters are optimized to accelerate and simplify data center and enterprise networking. Our family of products provide exceptional value features and performance enabling the most agile and data-intensive applications. They deliver Ethernet connectivity for enterprise-class workstations all the way up to enterprise and cloud data centers.

For the automotive market, we offer an automotive-grade portfolio of Brightlane Ethernet physical-layer transceivers, bridges and switches supporting speeds from 100Mbps to 10Gbps with enhanced safety and security features required for today’s and tomorrow’s in-vehicle networks. Our Brightlane automotive Ethernet products provide the in-vehicle connectivity for key applications such as advanced driver assistance systems (“ADAS”), central gateways, body domain controllers, vehicle cameras, and in-vehicle infotainment. Our automotive products are being used and adopted across the broad spectrum of vehicle types: internal combustion engine (“ICE”) vehicles, battery electric vehicles (“BEVs”), plug-in hybrid electric vehicles (“PHEVs”), fuel cell electric vehicles (“FCEVs”) and traditional hybrids (“HEVs”).

Fibre Channel Products

Our QLogic Fibre Channel product family comprises of host bus adapters (“HBAs”) and controllers for server and storage system connectivity. These products accelerate enterprise and data center applications, deliver a highly resilient infrastructure, enable greater server virtualization density along with an advanced set of data center diagnostic, orchestration and quality of service capabilities to optimize information technology (“IT”) productivity. Our latest Fibre Channel products are well-suited for use with all-flash arrays by offering best-in-class latency and performance.

Processors

We offer highly integrated semiconductors that provide single or multiple core processors, along with intelligent Layer 2 through 7 processing of the OSI (Open Systems Interconnection) stack which is the framework that governs network communications within enterprise, data center, storage, and carrier markets. All of our products are compatible with standards-based operating systems and general-purpose software to enable ease of programming, and are supported by our ecosystem partners.

Our OCTEON data processor units (“DPUs”) and multi-core infrastructure processor families provide integrated Layer 4 through 7 data and security processing with additional capabilities at Layers 2 and 3 at line speeds. These software-compatible processors integrate next-generation networking I/Os along with advanced security, storage, and application hardware accelerators, offering programmability for the Layer 2 through Layer 7 processing requirements of intelligent networks. The OCTEON DPUs and processors are targeted for use in a wide variety of carrier, data center, and enterprise equipment, including routers, switches, security UTM appliances, content-aware switches, application-aware gateways, wireless access points, 3G/4G/5G wireless base stations, storage arrays, smart network interface controllers, network functions virtualization (“NFV”) and software-defined networking (“SDN”) infrastructure.

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

Financial Information about Segments and Geographic Areas

We have determined that we operate in one reportable segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 15 – Segment and Geographic Information” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our international operations.

Customers, Sales and Marketing

Our target customers are original equipment manufacturers (“OEMs”) and original design manufacturers, both of which design and manufacture end market devices. We seek to strategically align our sales force along key customer lines in order to offer fully integrated platforms to our customers. In this way, we believe we can more effectively offer a broader set of content into our key customers’ end products, without having multiple product groups separately engage the same customer. We seek to complement and support our direct sales force with manufacturers’ representatives for our products in North America. In addition, we have contracted with distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third-party logistics providers who maintain warehouses in close proximity to our customers’ facilities. We expect that a significant percentage of our sales will continue to come from direct sales to key customers.

We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. Our marketing team works in conjunction with our field sales and application engineering force, and is organized around our product groups.

During fiscal 2024, 2023 and 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Distributor:
Distributor A	24%	20%	15%

Net revenue attributable to Distributor A increased due to the four module makers whose business activity increased in fiscal 2024 as they were involved in supporting data center sales to hyperscale customers.

We continue to monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Inventory and Working Capital

We typically place firm orders with our suppliers up to 26 weeks prior to the anticipated delivery to our customer and may make further supply commitments up to 52 weeks to secure capacity. Occasionally, orders may be placed in advance of receiving a binding order from our customers. To secure capacity over the long term, we have entered into and expect to continue to enter into capacity reservation arrangements with certain foundries and substrate partners. We often maintain substantial inventories to meet short lead time orders for multi-year product runs.

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and accelerated compute circuits based on known microprocessor architectures with highest performance and lowest power consumption. We devote a significant portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that are intended to enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs. Our portfolio of products is based on foundational intellectual property on leading edge Advanced CMOS processes in 5nm and 3nm. Our development will also include state-of-the-art improvements of available process technologies in 2nm and below geometries. Advanced packaging technologies are also critical for reducing and optimizing overall system costs. Advanced packaging techniques like Chip on Wafer on Substrate (“CoWoS”), Integrated fanout (“InFo”) along with advanced substrates, thermal solutions enable large 2.5D/3D interposers for complex accelerated compute ASICs.

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

Environmental Management

We are also subject to environmental rules and regulations in multiple jurisdictions, such as the European Union (“EU”) Directive on Restriction of Hazardous Substances (“RoHS”), the EU Regulation, Evaluation and Authorization of Chemicals SVHC Substances Directive, the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, and California Safe Drinking Water and Toxic Enforcement Act of 1986.

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

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property (“IP”). We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of February 3, 2024, we have over 10,000 issued patents and pending patent applications in the United States and other countries, covering various aspects of our technology. The expiration of our patents ranges from 2024 to 2043, and none of the patents expiring in the near future are expected to be material to our IP portfolio as we are not substantially dependent on any single patent or group of related patents. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.

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

In addition, we have in the past and may in the future be sued by other parties who claim that we have infringed their patents or misappropriated or misused other intellectual property rights, or who may seek to invalidate one or more of our patents, trademarks, or other rights. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K and “Note 6 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.

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

Companies that compete directly with our businesses include, but are not limited to, Advanced Micro Devices, Inc.(“AMD”), Alchip Technologies (“Alchip”), Alphawave Semi (“Alphawave”), Astera Labs, Inc., Broadcom Inc.(“Broadcom”), Cisco Systems, Inc.(“Cisco”), Credo Technology Group Holding Ltd, Intel Corporation, Global Unichip Corporation (“GUC”), MACOM Technology Solutions Holdings, Inc., MediaTek Inc., Microchip Technology Inc., Montage Technology, Nvidia Corporation, NXP Semiconductors N.V., Phison Electronics Corporation, Qualcomm Incorporated (“Qualcomm”), Rambus, Inc., Realtek Semiconductor Corporation, Semtech Corporation, Silicon Motion Technology Corporation, and Socionext Inc. We expect increased competition in the future from both emerging and established companies, as well as from alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.

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

Sustainability

We are strengthening the company by acting on our highest priority sustainability topics. By integrating environmental and social considerations into our operations, supply chain and product design, we aim to deliver innovative semiconductor solutions that reduce impacts throughout our full value chain and meet customer expectations. Our sustainability initiatives are a corporate priority and strongly supported by our Board of Directors and leadership team. The following sections provide an overview of Human Capital and Climate Change management. More information can be found on the Environmental, Social and Governance (“ESG”) section of our website and in our annual ESG Report. Information contained on our website or in our annual ESG Report is not incorporated by reference into this or any other report we file with the SEC. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of risks and uncertainties we face related to sustainability.

Human Capital

We believe that engaged and supported employees lead to innovation and collaboration, enabling our company to maintain a leadership position in our industry. Our ability to attract and retain the best talent from diverse backgrounds and establish a culture that embraces integrity, respect and inclusion is key to our goal to be a great place of work. We work hard to provide opportunities to learn and grow, and create an environment where our employees feel motivated, appreciated and engaged, and have a pathway to building a long-term career at Marvell.

Our Board of Directors (the “Board”) and its committees share oversight of our human capital management strategy. The Nominating and Governance Committee has oversight of our approach to human capital and inclusion and diversity as part of its broader focus on sustainability. Marvell annually conducts talent reviews and succession planning and the Board receives updates regularly from senior management on succession planning, management talent assessment, attrition and employee survey results. Our executive management team also reviews our human capital initiatives and our progress on such initiatives. The Audit Committee provides oversight of business risks and ethics and compliance programs, both of which have relevance for human capital- and workplace-related issues. The Executive Compensation Committee provides oversight of our overall compensation philosophy, policies and programs, and their respective alignment with our human capital strategy.

The Company employed 6,577 people as of February 3, 2024. As of February 3, 2024, our global workforce was comprised of approximately: 99% full time employees and 1% part time employees. Our employees sit across three geographical regions: 51% of employees are based in the Americas, 37% are in APAC (which includes India) and 12% are in EMEA.

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

Attracting and Retaining the Best Talent

We continue to invest in attracting and recruiting the best talent from across the world. By developing new sourcing strategies, we are striving for continuous flow of talent, despite the competitive market in technical talent. Our annual internship program has been a strong source of talent for our company. We also attract a diverse workforce through our university recruiting program, which helps us hire students across all degree levels from a number of universities around the world. This strategy helps provide us with a diversity of knowledge and unique approaches to solving technological challenges.

We are actively focused on retaining our people through our rewards, benefits, employee engagement and development programs, as well as by fostering an inclusive culture where our employees feel appreciated and purposeful. We are committed to offering our employees a comprehensive benefits package, competitive compensation, a range of wellness offerings, flexibility in hybrid work options and a safe work environment. Our efforts at retention also include measuring and evaluating employee turnover rates to obtain insights into employee dissatisfaction and to influence our actions and improve our internal policies.

Growing and Developing Our People

At Marvell, we pride ourselves on a culture of continuous learning, where we invest in the professional growth and careers of our employees. We have a variety of offerings including workshops, coaching, mentoring and educational resources, to develop employees so that they have the skills they need to deliver on our current and future business priorities.

Engineers and technical professionals make up the majority of our employee population. To support and develop our engineers, we offer avenues to pursue either technical or managerial career tracks at Marvell. We have also developed a suite of programs and events that provide opportunities for engineers to learn new skills, mentor colleagues and participate in activities that build our technical community around the world.

Inclusion and Diversity

At Marvell, we strive to create a workplace where every employee, regardless of background, feels respected and valued for who they are as an individual. This is a Core Behavior that guides our work. We also believe that a diverse, inclusive and equitable culture brings unique value to the work we do, as individuals and as a company.

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

•Activate and empower leaders
•Create an inclusive best place to work
•Cultivate a diverse workforce
•Lead in the marketplace and community

Building a Great Place to Work

The mental, emotional and physical wellbeing of our employees is a top priority for our company. To create a safe workplace where people thrive, we continue to listen to our employees and evolve with their needs.

We work to provide support during times of mental stress or emotional challenges through a range of mental health resources. Another way we support employees is through paid time off for wellness. For example, we provide three recharge weekends throughout the year for our global employees, that allow them to focus on self-care, minimizing the risk of burnout and boosting productivity. Across the globe, many of our offices host events dedicated to employee fitness. We continue to introduce programs to support working parents, both globally and by country.

Everyone deserves a safe workplace and this includes our employees, contractors and visitors. While our workplaces are mainly office facilities, with limited safety hazards, we recognize the importance of preventing and addressing any risks that may occur. We work to prevent injury by focusing on ergonomics, internal audits and inspections, training and reporting mechanisms.

Fostering Organizational and Team Health

Nurturing the health of our company and teams starts with listening to and engaging with our employees globally. Recognizing that listening to our employees is critical to identifying opportunities to enhance our culture, we consistently look for new ways to solicit employees’ feedback. We also measure levels of engagement through our annual Voice of the Employee Survey, which helps us better understand employee needs and opportunities for improvement, and to develop action plans to address them. In addition, we measure levels of engagement in individual teams by gathering feedback from employees through a Manager 180 Survey.

How we work at Marvell is central to our culture. Our hybrid model allows flexibility for employees to work from home some of the time, while maintaining Marvell offices as a destination to collaborate, socialize with their teams, and engage customers. Our goal is to foster a dynamic workplace for our employees working from homes and offices all over the world, enabled by technology and powered by our core behaviors.

Climate Change

We are working on climate change mitigation and adaptation strategies in our direct operations and supply chain, to improve our resilience to potential risks and align our strategies with the goals of the Paris Agreement.

Management is responsible for formulating and executing our climate strategy. Marvell also runs an executive-level Sustainability Committee to provide senior leadership and strategic guidance on sustainability, as well as Sustainability Working Groups who are responsible for gathering data, setting strategy and goals, and supporting disclosure efforts on material sustainability topics. Marvell’s Chief Operations Officer (the “COO”) is the executive sponsor of the Environment Working Group and has overall responsibility at the executive level for climate strategy and related issues. The COO is responsible for assessing and leading the management of climate-related risks and opportunities, elevating stakeholder concerns and guiding the implementation of climate-related policies, programs and disclosures. The COO is also a member of the executive-level Sustainability Committee, and, in that capacity, is responsible for elevating climate topics to Marvell’s senior leadership and, ultimately, to the Board’s Nominating and Governance and Audit Committees. The Nominating and Governance Committee has oversight of our climate strategy and sustainability matters and receives quarterly updates on our sustainability performance. Our Board of Directors receives periodic updates on our sustainability performance.

Preparing for and responding to climate related risks and opportunities in our direct operations and supply chain is one of the key aspects of our business strategy. We have reported against the Task Force for Climate-related Financial Disclosures (“TCFD”) framework in our fiscal 2023 ESG Report and have conducted scenario analysis on the potential impacts of climate change to our business in alignment with the TCFD framework.

We have developed a 2030 Science Based Target to reduce greenhouse gas emissions across our value chain. We are working to strengthen our business by decarbonizing our operations, primarily our offices and Research & Development hubs. In addition, we are focused on developing power-efficient semiconductor solutions that help reduce energy consumption during the use phase. Across our product categories, we work collaboratively with our customers to meet their needs to optimize power performance. As a fabless semiconductor company, we also have a key opportunity to reduce our carbon impact in our supply chain. We engage our direct suppliers to reduce our own emissions and enable our customers to reduce their upstream emissions.

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

•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, rising interest rates, financial institution instability, and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the 5G, Cloud and Artificial Intelligence (“AI”) markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
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
•risks related to our sustainability programs;
•cybersecurity risks;
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

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

We face risks related to recessions, inflation, stagflation and other macroeconomic conditions.

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions have resulted in the past, and could result in the future, in higher inventory levels and the resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, or conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

Unfavorable or uncertain conditions in the 5G, Cloud and AI markets may cause fluctuations in our rate of revenue growth or financial results.

World-wide markets for our 5G, Cloud and AI products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions continue to worsen, overall spending on our 5G, Cloud and AI products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G, Cloud and AI markets develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, Cloud systems, or products for the AI market, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G, Cloud, and AI are still emerging, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G, Cloud and AI markets.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2024, we had one distributor whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 72% of our net revenue for the fiscal year ended February 3, 2024. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition.”

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

Given their dependence on semiconductor products to operate their data centers and to ensure continuity of supply and reduce direct costs, some large customers may begin developing their own semiconductor solutions with the use of generally available intellectual property licensed from third-parties which could result in a loss of business for Marvell.

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

Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, supply chain disruptions have in the past and may in the future negatively impact the demand for our products. We have a limited ability to predict the timing of a supply chain correction. As we have a broad product portfolio and diversified products with many different SKUs, significant supply chain disruptions will cause us to have more work-in-process inventories that we hold to provide us with more flexibility to support our customers. If we cannot predict future customer demand or supply chain disruptions, then we may hold excess or obsolete inventory. Moreover, significant supply chain disruption may negatively impact the timing of our product shipments and revenue shipment linearity which may impact and extend our cash conversion cycle. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.

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

The semiconductor industry, and specifically the storage, networking, infrastructure and AI markets are extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing semiconductor solutions and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, NVIDIA Corporation acquired Mellanox Technologies in April 2020, Infineon acquired Cypress Semiconductors in April 2020, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, Analog Devices acquired Maxim Integrated Products in 2021, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022, Qualcomm acquired Veonner in April 2022, and Broadcom acquired VMware in November 2023. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted for example by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. For example, during the first few quarters of fiscal 2023 supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.

We may enter into new markets, including markets with different business models, as a result of our acquisitions or for other reasons that may reduce our gross margin and operating margin. For example, for certain products we use an ASIC model to offer end-to-end solutions for intellectual property, design team, fab and packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE costs that customers pay based on the completion of milestones. Our operating margin may decline if our customers do not agree to pay for NREs, if they do not pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred. In addition, the ASIC business model requires us to use third-party intellectual property and we may lose business or experience reputational harm if third parties, including customers, lose confidence in our ability to protect their intellectual property rights. With respect to risks related to our use of third-party intellectual property, see also, “We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.”

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

In addition, we used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Inphi, which was completed in fiscal 2022. Our use of cash to fund our acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities, and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the financing agreements in connection with our outstanding indebtedness contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. Our indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. See also, “We are subject to risks related to our debt obligations.”

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

Regional Concentration

Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly, testing and packaging facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of most of these third-party foundries, as well as our assembly, testing and packaging subcontractors, we are exposed to the risk that their operations may be disrupted by regional events including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic and future pandemics, or by political, social or economic instability, or by geopolitical tensions and conflicts. For example, we were impacted by COVID outbreaks in Asia in the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries capable of producing advanced technologies and identifying and implementing alternative manufacturing facilities would be time consuming. Although there is a movement in the U.S. to build more foundries locally and the U.S. government is providing funds or other incentives for certain companies to do so, we do not expect that such foundries will be available to us to produce advanced technologies any time soon, if ever. If we need to utilize alternate manufacturing facilities, either in Taiwan or elsewhere we could experience significant expenses and delays in product shipments, which could harm our results of operations.

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

We have in the past including in the first few quarters of fiscal 2023, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply constraints have impacted, and are expected in the future to impact, the kitting process for our products. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy demand for some of our products.

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

During the first few quarters of fiscal 2023, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity, and specific wafer process node constraints resulted in increased lead times, inability to meet demand, and increased costs. Because of the geographic concentration of some of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets. Moreover, while Israel’s declaration of war on Hamas, a U.S. designated Foreign Terrorist Organization, and current armed conflict in Israel and the Gaza Strip is not expected to have a material impact on us, we are unable to predict the full impact this conflict will have on us or our operations in Israel due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

In order to remain competitive, we have transitioned, and expect to continue to transition, our semiconductor products to increasingly smaller line width geometries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We also evaluate the costs of migrating to smaller geometry process technologies including both actual costs such as increased mask costs and wafer costs and increased costs related to EDA (electronic design automation) tools and the opportunity costs related to the technologies we choose to forego. These transitions are imperative for us to be competitive with the rest of the industry and to target some of our product development in high growth areas to these advanced nodes, which has resulted in significant initial design and development costs.

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

Additionally, failure of our customers to agree to pay for NRE costs or failure to pay enough to cover the costs we incur in connection with NREs, or non-payment of previously agreed NRE costs due to us, can harm our financial results. See also, “Research and Development” under Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, the development of new semiconductor solutions is highly complex and, due to a variety of factors, including supply chain cross-dependencies, dependencies on EDA and similar tools, dependencies on the use of third-party, business partner or customer intellectual property, collaboration and synchronization requirements with business partners and customers, requirements to establish new manufacturing, testing, assembly and packing processes, and other factors, we may experience delays in completing the design, development, production and introduction of our new products. Any delays could result in increased development costs, hurt our customer relationships including our ability to win new designs, resulting in lost potential future revenue, or impact our ability to allocate resources to other projects. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.

Our ability to adapt to changes and to anticipate future industry standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We may also have to incur substantial unanticipated costs to comply with these new standards. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully and in a timely manner. Even if we and our customers introduce new and enhanced products to the market, those products may not achieve market acceptance.

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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron Technology, Inc.’s products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Then in July 2023, China announced restrictions on the export of gallium and geranium, both of which are used in the manufacture of semiconductors, stating that such restrictions are intended to protect China’s national security. While we don’t expect these recently announced restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the U.S. Department of Commerce Bureau of Industry and Security recently released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. Export restrictions reducing our sales of products to China, have in the past and can adversely impact our revenues, profits and results of operations.

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

In addition, the U.S. government has in the past, and may in the future, adopted policies that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” and "Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 70% and 75% of our net revenue in fiscal 2024 and 2023, respectively.

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
•transportation delays such as the blockage of the Suez Canal affecting the flow of trade out of Asia, port closures and similar logistical issues;
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

As of February 3, 2024, we had a total of $4.2 billion debt outstanding, which consisted of $3.5 billion of senior notes outstanding and $700.0 million outstanding under our 2026 Term Loan. We also had $1.0 billion of availability under our 2023 Revolving Credit Facility.

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

Since closing our acquisition of Inphi in April 2021, we have been domiciled in the United States. As such, the income from all of our foreign subsidiaries has been subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires that GILTI income be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently subject to additional taxes under the IRA, if in the future, we become subject to these taxes, it could materially affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. Such proposed changes have not generally been enacted into law in most of the primary jurisdictions in which we operate. On February 16, 2024, Singapore announced in its budget that it plans to implement aspects of Pillar Two, including a 15% minimum top up tax for periods beginning on or after January 1, 2025, and Singapore also announced that it plans to implement certain new tax credit regimes that could reduce future Singapore income taxes. No legislation in Singapore has been enacted at this time regarding Pillar Two or the aforementioned tax credits, and the effects of any future legislation on us are not currently estimable, but if enacted, could be material to our financial results, earnings, and cash flows. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. We do not believe Pillar Two has any material effect on us at this time, and the effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, could have a material effect on our provision for income taxes, our financial results, and our earnings and cash flows.

We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could materially adversely impact our financial results, including our earnings and cash flows.

In prior years, we entered into incentive agreements in certain foreign jurisdictions that provide for reduced tax rates in such jurisdictions if certain criteria are met. During the quarter ended April 30, 2022, the Singapore Economic Development Board agreed to extend our Development and Expansion Incentive by five years until June 30, 2029. In addition, Marvell Israel (M.I.S.L) Ltd., is entitled to certain tax benefits under the Israeli Encouragement of Investments Law (“Encouragement Law”) Special Technology Enterprise Regime, which includes reduced corporate income tax rates, subject to various operating requirements and other conditions. Receipt of past and future benefits under tax agreements and incentives may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws, including changes related to Pillar Two. Changes in our business plans, including divestitures, as well as changes to tax laws, including changes related to Pillar Two, could result in termination of or renegotiation of an agreement or loss of tax benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated or renegotiated, our results of operations and our financial position could be harmed.

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

We had approximately $11.6 billion of goodwill and $4.0 billion of acquired intangible assets on our consolidated balance sheet as of February 3, 2024. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

During fiscal 2024, we made changes to our business to streamline our organization and optimize resources, which resulted in recognition of $131.1 million of restructuring related charges. See “Note 10 – Restructuring” in the Notes to Consolidated Financial Statements for further information.

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

We must comply with a variety of existing and future laws and regulations, as well as sustainability initiatives, that could impose substantial costs on us and may adversely affect our business.

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; anti-trust; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment and human rights; product regulations; environment, health and safety requirements; securities registration laws; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our manufacturing partners, suppliers, vendors and distributors. To the extent such third parties don’t comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For example, a significant portion of our revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (“RoHS”), the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, may increase our cost of doing business internationally and impact our revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements.

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on sustainability matters. While we have certain sustainability initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives, including our diversity initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states having enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our sustainability practices including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, such investors may not invest in the Company and it could negatively affect the price of our common stock.

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

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, the European Union, and China, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Annual Report on Form 10-K for a more detailed description of any material litigation matters in which we may be currently engaged.

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

We have implemented cybersecurity processes, taking guidance from recognized cybersecurity frameworks to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. See Item 1C “Cybersecurity” of this Annual Report on Form 10-K for additional information about our cybersecurity processes.

We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine and the armed conflict in Israel and the Gaza Strip. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also requires us to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with these third parties and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third-party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner, we may also lose future business relationships or otherwise experience negative consequences. Despite a wave of recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was hired by another semiconductor company in 2023), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.4 billion of shares of stock have been repurchased under that program as of February 3, 2024. Subsequent to our fiscal year end, in March 2024, our Board of Directors increased the repurchase program mentioned above and authorized an additional $3.0 billion to that repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations, market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of February 3, 2024, there was $299.5 million remaining available for future stock repurchases under the prior authorization.

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

Our business was adversely impacted by the effects of the COVID-19 pandemic and may be similarly adversely impacted by future pandemics. In addition to global and domestic macroeconomic effects, during fiscal 2022 and fiscal 2023 the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, sub-contractors and customers were disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Although the pandemic related restrictions above have eased in most places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal 2023, the COVID-19 pandemic continued to disrupt business activities, trade, and supply chains in many countries.

Adverse developments affecting the financial services industry, including events or risks involving liquidity, defaults or non-performance by financial institutions, could have a material adverse effect on our business, financial condition or results of operations.

On March 10, 2023, Silicon Valley Bank (“SVB”), where we maintained certain accounts with an immaterial amount of cash deposits, was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. As of March 13, 2023, access to our accounts at SVB was fully restored. We do not expect further developments with SVB (or similar regional banks) to have a material impact on our cash and cash equivalents, however, we do hold cash balances in several large financial institutions significantly in excess of FDIC and global insurance limits. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K, and have implemented processes for our systems taking guidance from recognized cybersecurity frameworks, such as U.S. National Institute of Standards and Technology (“NIST”) Cyber Security Framework (“CSF”) in an effort to mitigate risks. As part of these proactive measures, we maintain a Cybersecurity Incident Response and Escalation Process with defined roles, responsibilities, and reporting protocols that is periodically reviewed, tested, and updated. The Company has an Executive Cyber Response and Disclosure Committee (consisting of senior executives from the business, finance, operations and legal functions), which is responsible for determining what actions are necessary to respond to cybersecurity events, with input from the Chief Information Security Officer and other subject matter experts directly participating in incident response efforts.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Additionally, on a quarterly basis, our Audit Committee receives reports from the Chief Information Officer, Chief Information Security Officer, and other members of management. As part of its annual assessment, the Audit Committee evaluates significant risks related to our business including cybersecurity risks, and provides such information to our Board of Directors. Our Internal Audit Group also reviews our cybersecurity governance and controls annually.

Our cybersecurity risk management program encompasses periodic risk assessments, designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment. More specifically, an independent third-party performs a regular penetration test of Marvell’s IT infrastructure. In addition to our penetration testing, an independent third-party security firm is engaged to perform additional security controls testing and provide an independent report to our executive team. This external assessment provides us and our Audit Committee with a comprehensive evaluation of our security posture.

Our information security team plays a pivotal role in managing our cybersecurity risk. They oversee security controls and orchestrate our response to incidents—whether they originate internally or from our vendors, suppliers or other third parties that we conduct business with. As part of our vendor selection process, we evaluate cybersecurity risks in appropriate situations. Furthermore, we conduct tabletop exercises periodically. These simulations allow us to test our response strategies across various business functions, allowing preparedness for real-world incidents. When risks are identified through our processes, we analyze their potential impact on the Company and assess the likelihood of occurrence. Our monitoring efforts help us to timely mitigate and remediate risks and incidents. As part of our commitment to security awareness, information security training is mandatory for every employee and contractor. This ongoing compliance program reinforces best practices and helps to foster a security-conscious culture.

To safeguard our systems, we regularly install and update anti-malware and endpoint detection and response software across all IT-managed systems and workstations. These measures help detect and prevent malicious code from compromising our infrastructure.

We also engage third-party providers to bolster our cybersecurity risk management and strategy. Some provide ongoing assistance, including threat monitoring, mitigation strategies, and updates on emerging trends. Others provide targeted expertise, such as security assessments and forensic analysis.

Cybersecurity Governance

Our Board of Directors considers cybersecurity and other information technology risk as part of its risk oversight function. The Audit Committee receives quarterly reports from our Chief Information Security Officer (“CISO”) on our cybersecurity risks and risk management program. Our cybersecurity team, led by our CISO, who reports directly to our Executive Vice President and Chief Operations Officer, is responsible for assessing and managing risks from cybersecurity threats. The CISO and his team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and any retained external cybersecurity experts. Our CISO has over 20 years of security experience managing global security organizations including architecture, operations, strategy, applications, infrastructure, support and execution. The information security team collectively have decades of relevant experience in the industry and many hold various cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager. Further, we invest in regular, ongoing cybersecurity training for our team.

The CISO reports such cybersecurity threats and incidents to the Audit Committee. These reports may be included in, or in addition to, his regular quarterly reports to the Audit Committee. In addition, pursuant to our internal procedures, in the event of a significant cybersecurity incident, members of senior management will report such threats and incidents in a timely manner directly to the Audit Committee and, when appropriate, to the full Board of Directors.

We, like other technology companies operating in the current environment, have experienced cybersecurity incidents, but in the last three years we have not experienced an incident which has been determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to “Cybersecurity risks could adversely affect our business and disrupt our operations” in Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Item 2. Properties

The following table presents the approximate square footage of our significant owned and leased facilities as of February 3, 2024:

		(Square Feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	983,000	439,000
India	Research and design	—	313,000
Israel	Research and design	—	291,000
Taiwan	Research and design	—	94,000
Singapore	Operations, and research and design	—	71,000
Canada	Research and design	—	56,000
China	Research and design, and sales and marketing	116,000	16,000
	Total	1,099,000	1,280,000

(1)Lease terms expire in various years from 2024 through 2037; provided, however, that we have the option to extend certain leases past the current lease term. We have ceased-use lease facilities and subleased facilities of approximately 323,000 square feet in the United States that are excluded from the table above.

We also lease smaller facilities in various international locations, which are occupied by administrative, sales, design and field application personnel. Based on the potential for future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3. Legal Proceedings

The information set forth under “Note 6 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Shares of Marvell Technology Group Ltd. (our prior parent company) began trading under the MRVL symbol on June 27, 2000, upon completion of an initial public offering. As of April 20, 2021, shares of Marvell Technology, Inc. began trading under the symbol MRVL.

As of March 6, 2024, the approximate number of record holders of our common stock was 563 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”) since February 2, 2019 through February 3, 2024. The graph compares a $100 investment on February 2, 2019 in our common stock with a $100 investment on February 2, 2019 in each index and assumes that any dividends were reinvested. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
Marvell Technology, Inc.**	$100.00	$131.92	$284.34	$367.87	$246.73	$378.29
S&P 500	100.00	121.56	142.53	172.46	161.03	199.42
PHLX Semiconductor	100.00	141.76	232.45	269.10	243.43	363.11
**Information prior to April 20, 2021 is for Marvell Technology Group, Ltd.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.06 per share payable to holders of our common stock in each quarter of fiscal 2024, 2023 and 2022. As a result, we paid total cash dividends of $206.8 million in fiscal 2024, $204.4 million in fiscal 2023, and $191.0 million in fiscal 2022.

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

There were no sales of unregistered equity securities during fiscal 2024.

Issuer Purchases of Equity Securities

We resumed our stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic.

The following table presents details of our stock repurchases during the three months ended February 3, 2024 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
October 29, 2023 to November 25, 2023	—	$—	—	$399.5
November 26, 2023 to December 23, 2023	—	$—	—	$399.5
December 24, 2023 to February 3, 2024	1.6	$62.72	1.6	$299.5
Total	1.6	$62.72	1.6

(1)The monthly periods presented above for the three months ended February 3, 2024, are based on our fiscal accounting periods which followed a 4-4-6 week fiscal accounting period for the three months ended February 3, 2024.

(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, we announced that our Board of Directors authorized a $700.0 million addition to the balance of our existing stock repurchase plan. Our existing stock repurchase program had approximately $304.0 million of repurchase authority remaining as of October 16, 2018 prior to the approved addition. We intend to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time. Subsequent to fiscal year end, in March 2024, our Board of Directors increased the repurchase program mentioned above and authorized an additional $3.0 billion to that repurchase program.

From August 2010 when our Board of Directors initially authorized a stock repurchase program through February 3, 2024, a total of 312.9 million shares have been repurchased under the Company’s stock repurchase program for a total $4.5 billion in cash and $299.5 million remains available for future stock repurchases. Subsequent to fiscal year end, with the additional authorized $3.0 billion to the repurchase program, $3.3 billion remains available for future stock repurchases as of March 6, 2024.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 had a 53-week period. Fiscal 2023 and fiscal 2022 each had a 52-week period.

Net revenue in fiscal 2024 was $5.5 billion and was 7.0% lower than net revenue of $5.9 billion in fiscal 2023. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the data center end market by 8%, from the enterprise networking end market by 10%, from the consumer end market by 11%, and from the carrier infrastructure end market by 3%. The decreases were partially offset by an increase in sales from the automotive/industrial end market by 9% compared to fiscal 2023.

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

To secure capacity over the long term, we have entered into and expect to continue to enter into capacity reservation arrangements with certain foundries and partners for substrates. See “Note 6 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information.

We expect that the U.S. government’s export restrictions on certain Chinese customers to continue to impact our revenue. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ products which use our solutions may also be impacted by export restrictions. See also Part I, Item IA, “Risk Factors,” including, but not limited to, the risk detailed under the caption “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business.”

Restructuring. In the first quarter of fiscal 2024, we initiated a restructuring plan to streamline our organization and optimize resources. The restructuring and other related charges recorded were $131.1 million for the year ended February 3, 2024. See “Note 10 - Restructuring” in the Notes to Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the year ended February 3, 2024, we repurchased 2.5 million shares of our common stock for $150.0 million, including 0.8 million shares of our common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan. As of February 3, 2024, $299.5 million remained available for future stock repurchases. Subsequent to fiscal year end, in March 2024, our Board of Directors increased the repurchase program mentioned above and authorized an additional $3.0 billion to that repurchase program. See “Note 11 – Stockholders’ Equity” in the Notes to Consolidated Financial Statements for further information.

As of February 3, 2024, a total of 312.9 million shares have been repurchased since inception of our current and previous stock repurchase programs for an aggregate total of $4.5 billion in cash. We returned $356.8 million to stockholders in fiscal 2024 through $150.0 million in repurchases of shares of common stock and $206.8 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $950.8 million at February 3, 2024, which were $39.8 million higher than our balance at January 28, 2023 of $911.0 million.

Sales and Customer Composition. We regularly monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 70% of our net revenue in fiscal 2024, 75% of our net revenue in fiscal 2023 and 78% of our net revenue in fiscal 2022. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

The development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycle, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet demand which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, business combinations, restructuring, income taxes, litigation, and other contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see “Note 2 – Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

A portion of our net revenue is derived from sales through third-party logistics providers who maintain warehouses in close proximity to our customers’ facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the customer.

Our products are generally subject to warranty, which provides for the estimated future costs of replacement upon shipment of the product. We generally warrant that our products sold to our customers will conform to our approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. We may offer a longer warranty period in limited situations based on product type and negotiated warranty terms with certain customers. The warranty accrual is estimated primarily based on historical claims compared to historical revenues and assumes that we will have to replace products subject to a claim. From time to time, we become aware of specific warranty situations, and we record specific accruals to cover these exposures.

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

Accounting for Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax expense together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

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

Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all available positive and negative evidence, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Using available evidence and judgment, we establish a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against U.S. federal and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact our tax provision in the period in which a change of assessment occurs. Taxes due on Global Intangible Low-Taxed Income (“GILTI”) inclusions in U.S. are recognized as a current period expense when incurred.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax laws and regulations in various jurisdictions, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that we will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be materially different than the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate to be required to be paid as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The material jurisdictions in which we may be subject to examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.

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

Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to be generated by the asset from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, discount rates and whether or not alternative uses are available for impacted long-lived assets.

Goodwill. We record goodwill when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually on the last business day of our fiscal fourth quarter, and more frequently, if an event occurs or circumstances change that indicate the fair value of the reporting unit may be below its carrying amount. We have identified that our business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing.

When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or we may determine to proceed directly to the quantitative impairment test.

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

If we assess qualitative factors and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we determine not to use the qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its carrying value, including goodwill. An impairment exists if the fair value of the reporting unit is lower than its carrying value. We would record an impairment loss in the fiscal quarter in which an impairment determination is made. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.

As of the last day of the fourth quarter of fiscal 2024, we performed our annual impairment assessment for testing goodwill. A quantitative assessment was performed. Based on our assessment, we determined there was no goodwill impairment.

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

Results of Operations

Years Ended February 3, 2024 and January 28, 2023

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	February 3, 2024	January 28, 2023
Net revenue	100.0%	100.0%
Cost of goods sold	58.4	49.5
Gross profit	41.6	50.5
Operating expenses:
Research and development	34.4	30.1
Selling, general and administrative	15.1	14.3
Legal settlement	—	1.7
Restructuring related charges	2.4	0.4
Total operating expenses	51.9	46.5
Operating income (loss)	(10.3)	4.0
Interest income	0.2	0.1
Interest expense	(3.8)	(2.9)
Other income, net	0.2	0.2
Income (loss) before income taxes	(13.7)	1.4
Provision for income taxes	3.2	4.2
Net loss	(16.9)%	(2.8)%

Net Revenue

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentage)
Net revenue	$5,507.7	$5,919.6	(7.0)%

Our net revenue for fiscal 2024 decreased by $411.9 million compared to net revenue for fiscal 2023. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the data center end market by 8%, from the enterprise networking end market by 10%, from the consumer end market by 11%, and from the carrier infrastructure end market by 3%. The decreases were partially offset by an increase in sales from the automotive/industrial end market by 9% compared to fiscal 2023.

The overall decrease in net revenue of 7% for fiscal 2024 was primarily driven by lower unit shipments related to storage products, partially offset by higher average selling prices for certain products as well as an increase in demand for our optical products, driven by AI applications.

Cost of Goods Sold and Gross Profit

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Cost of goods sold	$3,214.1	$2,932.1	9.6%
% of net revenue	58.4%	49.5%
Gross profit	$2,293.6	$2,987.5	(23.2)%
% of net revenue	41.6%	50.5%

Cost of goods sold as a percentage of net revenue increased for fiscal 2024 compared to fiscal 2023, which includes charges of $251.0 million for product related claim matters that were fully resolved in the fourth quarter of fiscal 2024, as well as a shift in product mix. Refer to “Note 6 - Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information on the product related claim matters. As a result, gross margin for fiscal 2024 decreased 8.9 percentage points compared to fiscal 2023.

Research and Development

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Research and development	$1,896.2	$1,784.3	6.3%
% of net revenue	34.4%	30.1%

Research and development expense increased by $111.9 million in fiscal 2024 compared to fiscal 2023. The increase was primarily due to $57.4 million of higher engineering design costs and $45.6 million of higher employee compensation related costs.

Selling, General and Administrative

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Selling, general and administrative	$834.0	$843.6	(1.1)%
% of net revenue	15.1%	14.3%

Selling, general and administrative expense was relatively flat in fiscal 2024 compared to fiscal 2023.

Stock-Based Compensation Expense

	Year Ended
	February 3, 2024	January 28, 2023

	(in millions)
Cost of goods sold	$49.1	$43.3
Research and development	411.1	372.4
Selling, general and administrative	149.6	136.7
Total stock-based compensation	$609.8	$552.4

Stock-based compensation expense increased by $57.4 million in fiscal 2024 compared to fiscal 2023. Stock-based compensation under research and development, selling, general and administrative, and cost of goods sold increased by $38.7 million, $12.9 million, and $5.8 million, respectively. The increase was primarily due to an increase in equity awards granted in fiscal 2024 as compared to prior years, as well as an increase in expense associated with our employee stock purchase plan.

Legal Settlement

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Legal settlement	$—	$100.0	*
% of net revenue	—%	1.7%
*Not meaningful

We recorded a charge of $100.0 million in fiscal 2023 related to the settlement of a contractual dispute. Refer to “Note 6 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.

Restructuring Related Charges

	Year Ended
	February 3, 2024	January 28, 2023

	(in millions)
Restructuring related charges	$131.1	$21.6

We recorded total restructuring related charges of $131.1 million in fiscal 2024 as a result of our restructuring plan to streamline our organization and optimize resources. Refer to “Note 10 – Restructuring” in the Notes to Consolidated Financial Statements for further information.

Interest Income

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Interest income	$8.8	$5.3	66.0%
% of net revenue	0.2%	0.1%

Interest income increased by $3.5 million in fiscal 2024 compared to fiscal 2023 due to higher interest rates on our invested cash.

Interest Expense

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Interest expense	$(211.7)	$(170.6)	24.1%
% of net revenue	(3.8)%	(2.9)%

Interest expense increased by $41.1 million in fiscal 2024 compared to fiscal 2023. The increase was primarily due to higher interest expense associated with the 2024 and 2026 Term Loans, as well as interest expense associated with the 2029 and 2033 Senior Notes issued during the third quarter of fiscal 2024. Refer to “Note 4 – Debt” in the Notes to Consolidated Financial Statements for further information.

Other Income, net

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentages)
Other income, net	$11.9	$12.4	(4.0)%
% of net revenue	0.2%	0.2%

Other income, net was relatively flat in fiscal 2024 compared to fiscal 2023.

Provision for Income Taxes

	Year Ended
	February 3, 2024	January 28, 2023	% Change in 2024

	(in millions, except percentage)
Provision for income taxes	$174.7	$248.6	(29.7)%

The income tax expense for fiscal 2024 differs from the U.S. federal statutory rate of 21% as a result of foreign income inclusions in the U.S., a portion of our earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and disallowed deductions related to non-deductible compensation. Further, during fiscal 2024, guidance was issued by the U.S. Internal Revenue Service in connection with the capitalization of research and development expenditures. As a result of this guidance, certain costs are currently deductible rather than capitalizable, which resulted in a reduction to our income tax payable and an increase in our deferred tax assets for which we maintain a full valuation allowance.

The income tax expense for fiscal 2023 differed from the U.S. federal statutory rate of 21% primarily due to the remeasurement of Singapore deferred taxes upon extension of our tax incentive in Singapore, tax benefits attributable to reduction in tax reserves as a result of settled income tax audits in combination with the lapsing of statute of limitations, offset by foreign income inclusions in the U.S., and a tax expense related to the recapture of Israel corporate income taxes. The income tax expense for fiscal 2023 is also impacted by a substantial portion of our earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, stock compensation tax benefits, and disallowed deductions related to non-deductible compensation.

Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, acquisitions, changes in the realizability of deferred tax assets, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations. It is also possible that significant negative evidence may become available that causes us to conclude that a valuation allowance is needed on certain of our deferred tax assets, which would adversely affect our income tax provision in the period of such change in judgment. Additionally, please see the information in “Item 1A. Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended January 29, 2022 and year-to-year comparisons between the fiscal years ended January 28, 2023 and January 29, 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and Capital Resources

Our principal source of liquidity as of February 3, 2024 consisted of approximately $950.8 million of cash and cash equivalents, of which approximately $744.1 million was held by subsidiaries outside of the United States. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 13 – Income Taxes” in the Notes to Consolidated Financial Statements for further information.

In December 2020, to fund the Inphi acquisition, we executed the 2024 and 2026 Term Loan Agreement to obtain the 2024 and 2026 Term Loans. On April 14, 2023, we entered into an amendment to the 2024 and 2026 Term Loan Agreement. The amendment modifies the existing agreement to, among other things, adopt Secured Overnight Financing Rate (“SOFR”) interest rates and conform the maximum leverage ratio financial covenant with the amended and restated revolving credit agreement. During the quarter ended October 28, 2023, we repaid in full the 3-Year Tranche Loan, due on April 19, 2024 (“2024 Term Loan”), which had a remaining principal of $735.0 million. For the year ended February 3, 2024, we repaid $87.5 million of the principal outstanding of the 5-Year Tranche Loan (“2026 Term Loan”). As of February 3, 2024, we had $700.0 million borrowings outstanding under the 2026 Term Loan.

In December 2020, we also executed a debt agreement to obtain a $750.0 million revolving credit facility. On April 14, 2023, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the quarter ended April 29, 2023, we drew down $200.0 million on the 2023 Revolving Credit Facility. During the quarter ended July 29, 2023, the Company drew down $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. During the quarter ended October 28, 2023, we repaid the outstanding 2023 Revolving Credit Facility of $200.0 million. Further, we drew down an additional $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. As of February 3, 2024, the 2023 Revolving Credit Facility is undrawn and will be available for draw down through April 14, 2028.

During the quarter ended July 29, 2023, the MTI 2023 Notes and MTG 2023 Notes with aggregate principal of $500.0 million matured on June 22, 2023 and was repaid.

On September 18, 2023, we completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5.5-year term due in 2029 (“2029 Senior Notes”) and (ii) $500.0 million of Senior Notes with a 10-year term due in 2033 (“2033 Senior Notes”).

As of February 3, 2024, we had total borrowings outstanding of $4.2 billion, consisting of $3.5 billion of senior notes outstanding and $700.0 million outstanding under the 2026 Term Loan.

For a description of our contractual obligations including debt, leases, and purchase commitments, see “Note 4 – Debt,” “Note 5 – Leases,” and “Note 6 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements. In addition, see “Note 13 – Income Taxes” regarding tax related contingencies and uncertain tax positions in the Notes to Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the year ended February 3, 2024, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 16 - Supplemental Financial Information” in the Notes to Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 6 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.4 billion for fiscal 2024 compared to net cash provided by operating activities of $1.3 billion for fiscal 2023. We had a net loss of $933.4 million adjusted for the following non-cash items: amortization of acquired intangible assets of $1.1 billion, stock-based compensation expense of $609.8 million, depreciation and amortization of $299.8 million, deferred income tax expense of $150.8 million, restructuring related impairment charges of $32.9 million, amortization of deferred debt issuance costs and debt discounts of $10.7 million, and $44.2 million net loss from other non-cash items. Cash inflow from working capital of $57.8 million for fiscal 2024 was primarily driven by a decrease in accounts receivable, and a decrease in inventories, partially offset by cash outflows due to an increase in prepaid expenses and other assets, and a decrease in accounts payable. The decrease in accounts receivable was primarily due to timing of billing and collections and the impact of factoring of receivables. The decrease in inventory was a result of utilizing previously built buffers. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements net of refunds, and an increase in ship and debit reserve. The decrease in accounts payable was primarily due to the timing of payments.

Net cash provided by operating activities was $1.3 billion for fiscal 2023 compared to net cash provided by operating activities of $819.3 million for fiscal 2022. We had a net loss of $163.5 million adjusted for the following non-cash items: amortization of acquired intangible assets of $1.1 billion, stock-based compensation expense of $552.4 million, depreciation and amortization of $304.9 million, deferred income tax expense of $50.4 million, amortization of inventory fair value adjustment associated with Innovium acquisition of $38.7 million, amortization of deferred debt issuance costs and debt discounts of $10.3 million, restructuring related impairment charges of $5.6 million, and $52.4 million net loss from other non-cash items. Cash outflow from working capital of $649.8 million for fiscal 2023 was primarily driven by an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses and other assets, and a decrease in accounts payable partially offset by cash inflows due to an increase in accrued liabilities and other non-current liabilities, and an increase in accrued employee compensation. The increase in accounts receivable was primarily due to increase in sales, as well as changes to the timing of shipments due to evolving supply chain dynamics. We increased inventory in order to better support unfulfilled backlog, new product ramps and the impact from inventory correction late in the year. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements and an increase in ship and debit reserve. The decrease in accounts payable was primarily due to the timing of payments. The increase in accrued liabilities and other non-current liabilities was primarily due to accruals relating to settlement of contractual disputes and an increase in ship and debit claim reserve due to price increases and stock replenishment. The increase in accrued employee compensation was due to increases in our bonus accrual and in employee contributions to the employee stock purchase plan, net of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $350.5 million in fiscal 2024 was primarily driven by the purchases of property and equipment of $336.3 million, and purchases of technology licenses of $13.9 million.

Net cash used in investing activities of $328.4 million in fiscal 2023 was primarily driven by the purchases of property and equipment of $206.2 million, net cash consideration for business acquisitions of $112.3 million, and purchases of technology licenses of $11.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $980.2 million in fiscal 2024 was primarily attributable to $1.6 billion repayment of debt principal, $223.7 million for withholding tax paid on behalf of employees for net share settlement, $206.8 million payment for our quarterly dividends, $150.3 million payments for technology license obligations, and $150.0 million repurchases of common stock. These outflows were partially offset by $1.3 billion proceeds from issuance of debt, and $99.2 million proceeds from the issuance of our common stock under our equity incentive plans.

Net cash used in financing activities of $662.9 million in fiscal 2023 was primarily attributable to $265.6 million repayment of debt principal, $227.6 million for withholding tax paid on behalf of employees for net share settlement, $204.4 million payment for our quarterly dividends, $142.5 million payments for technology license obligations, and $115.0 million repurchases of common stock. These outflows were partially offset by proceeds from issuance of debt of $200.0 million, and $91.3 million proceeds from the issuance of our common stock under our equity incentive plans.

Recent Accounting Pronouncements

Please see “Note 2 – Significant Accounting Policies - Recent Accounting Pronouncements” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan. See “Note 4 – Debt” in our Notes to Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point may result in an increase or decrease in annual interest expense by approximately $6.4 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at February 3, 2024, aside from cash and cash equivalents.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marvell Technology, Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024, and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Management Judgments Regarding Excess and Obsolete Inventory Reserves — Refer to Note 2 to the financial statements.

Critical Audit Matter Description

Management writes down excess inventories based upon regular analysis of inventory on hand compared to forecasted demand. Management’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles and development plans, expected customer orders, projected and current market conditions, historical usage by product, and customer backlog. As of February 3, 2024, the Company’s consolidated inventories balance was $864.4 million.

We identified inventory valuation as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess write-down and the potential impact of those judgments in periods of market uncertainty. Specifically, due to the ongoing market uncertainty, including the business impact of the macroeconomic environment, performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand required a high degree of auditor judgment and increased audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of forecasted demand used in the valuation of inventory included the following, among others:

•We tested the effectiveness of internal controls over management’s provisions for excess and obsolete inventories, including internal controls designed to review and approve forecasted demand and the underlying assumptions regarding expected product lifecycles, product development plans, expected customer orders, projected and current market conditions, and historical usage by product.

•We evaluated management’s ability to accurately estimate forecasted demand by comparing estimates made in prior periods to the historical actual results for those same periods.

•We made inquiries of business unit managers throughout the period as well as executives, sales and marketing, and operations personnel about the expected product lifecycles and product development plans and historical usage by product and compared expectations to actual developments over the period.

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
March 13, 2024
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$950.8	$911.0
Accounts receivable, net	1,121.6	1,192.2
Inventories	864.4	1,068.3
Prepaid expenses and other current assets	125.9	109.6
Total current assets	3,062.7	3,281.1
Property and equipment, net	756.0	577.4
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	4,004.1	5,102.0
Deferred tax assets	311.9	465.9
Other non-current assets	1,506.9	1,508.8
Total assets	$21,228.5	$22,522.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411.3	$465.8
Accrued liabilities	1,032.9	1,092.0
Accrued employee compensation	262.7	244.5
Short-term debt	107.3	584.4
Total current liabilities	1,814.2	2,386.7
Long-term debt	4,058.6	3,907.7
Other non-current liabilities	524.3	590.5
Total liabilities	6,397.1	6,884.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 1.3 billion shares authorized; 865.5 and 856.1 shares issued and outstanding in fiscal 2024 and 2023, respectively	1.7	1.7
Additional paid-in capital	14,845.3	14,512.0
Accumulated other comprehensive income	1.1	—
Retained earnings (Accumulated deficit)	(16.7)	1,123.5
Total stockholders’ equity	14,831.4	15,637.2
Total liabilities and stockholders’ equity	$21,228.5	$22,522.1
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net revenue	$5,507.7	$5,919.6	$4,462.4
Cost of goods sold	3,214.1	2,932.1	2,398.2
Gross profit	2,293.6	2,987.5	2,064.2
Operating expenses:
Research and development	1,896.2	1,784.3	1,424.2
Selling, general and administrative	834.0	843.6	955.3
Legal settlement	—	100.0	—
Restructuring related charges	131.1	21.6	32.4
Total operating expenses	2,861.3	2,749.5	2,411.9
Operating income (loss)	(567.7)	238.0	(347.7)
Interest income	8.8	5.3	0.8
Interest expense	(211.7)	(170.6)	(139.3)
Other income, net	11.9	12.4	2.7
Interest and other loss, net	(191.0)	(152.9)	(135.8)
Income (loss) before income taxes	(758.7)	85.1	(483.5)
Provision (benefit) for income taxes	174.7	248.6	(62.5)
Net loss	$(933.4)	$(163.5)	$(421.0)

Net loss per share - basic	$(1.08)	$(0.19)	$(0.53)

Net loss per share - diluted	$(1.08)	$(0.19)	$(0.53)

Weighted-average shares:
Basic	861.3	851.4	796.9
Diluted	861.3	851.4	796.9
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net loss	$(933.4)	$(163.5)	$(421.0)
Other comprehensive income, net of tax:
Net change in unrealized gain on cash flow hedges	1.1	—	—
Other comprehensive income, net of tax	1.1	—	—
Comprehensive loss, net of tax	$(932.3)	$(163.5)	$(421.0)
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balance at January 30, 2021	675.4	$1.4	$6,331.0	$—	$2,103.4	$8,435.8
Issuance of common stock in connection with equity incentive plans	11.6	—	84.5	—	—	84.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(299.9)	—	—	(299.9)
Stock-based compensation	—	—	473.5	—	—	473.5
Issuance of common stock in connection with acquisitions	146.2	0.3	6,889.8	—	—	6,890.1
Equity related issuance cost	—	—	(8.2)	—	—	(8.2)
Replacement equity awards attributable to pre-acquisition service	—	—	115.6	—	—	115.6
Conversion feature of convertible notes	—	—	244.2	—	—	244.2
Impact of repurchase of convertible notes	7.1	—	234.3	—	—	234.3
Conversion of convertible notes to common stock	6.4	—	144.2	—	—	144.2
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(191.0)	(191.0)
Net loss	—	—	—	—	(421.0)	(421.0)
Balance at January 29, 2022	846.7	1.7	14,209.0	—	1,491.4	15,702.1
Issuance of common stock in connection with equity incentive plans	11.7	—	91.3	—	—	91.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(227.6)	—	—	(227.6)
Stock-based compensation	—	—	554.3	—	—	554.3
Repurchase of common stock	(2.3)	—	(115.0)	—	—	(115.0)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(204.4)	(204.4)
Net loss	—	—	—	—	(163.5)	(163.5)
Balance at January 28, 2023	856.1	1.7	14,512.0	—	1,123.5	15,637.2
Issuance of common stock in connection with equity incentive plans	11.9	—	99.2	—	—	99.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(223.7)	—	—	(223.7)
Stock-based compensation	—	—	607.8	—	—	607.8
Repurchase of common stock	(2.5)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(206.8)	(206.8)
Net loss	—	—	—	—	(933.4)	(933.4)
Other comprehensive income	—	—	—	1.1	—	1.1
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash flows from operating activities:
Net loss	$(933.4)	$(163.5)	$(421.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	299.8	304.9	265.9
Stock-based compensation	609.8	552.4	460.7
Amortization of acquired intangible assets	1,097.9	1,087.4	979.4
Amortization of inventory fair value adjustment associated with acquisitions	—	38.7	194.3
Amortization of deferred debt issuance costs and debt discounts	10.7	10.3	21.6
Restructuring related impairment charges	32.9	5.6	6.2
Deferred income taxes	150.8	50.4	(93.9)
Other expense, net	44.2	52.4	69.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	70.6	(142.7)	(409.0)
Prepaid expenses and other assets	(93.1)	(480.4)	(161.8)
Inventories	201.9	(385.9)	(291.9)
Accounts payable	(149.1)	(87.8)	93.2
Accrued employee compensation	18.3	2.5	29.6
Accrued liabilities and other non-current liabilities	9.2	444.5	77.0
Net cash provided by operating activities	1,370.5	1,288.8	819.3
Cash flows from investing activities:
Purchases of technology licenses	(13.9)	(11.1)	(17.7)
Purchases of property and equipment	(336.3)	(206.2)	(169.2)
Acquisitions, net of cash acquired	—	(112.3)	(3,555.0)
Other, net	(0.3)	1.2	(3.2)
Net cash used in investing activities	(350.5)	(328.4)	(3,745.1)
Cash flows from financing activities:
Repurchases of common stock	(150.0)	(115.0)	—
Proceeds from employee stock plans	99.2	91.3	84.5
Tax withholding paid on behalf of employees for net share settlement	(223.7)	(227.6)	(305.8)
Dividend payments to stockholders	(206.8)	(204.4)	(191.0)
Payments on technology license obligations	(150.3)	(142.5)	(134.5)
Proceeds from borrowings	1,295.3	200.0	3,896.1
Principal payments of debt	(1,622.5)	(265.6)	(526.8)
Payment for repurchases and settlement of convertible notes	—	—	(181.2)
Proceeds from capped calls	—	—	160.3
Other, net	(21.4)	0.9	(10.8)
Net cash provided by (used in) in financing activities	(980.2)	(662.9)	2,790.8
Net increase (decrease) in cash and cash equivalents	39.8	297.5	(135.0)
Cash and cash equivalents at beginning of the year	911.0	613.5	748.5
Cash and cash equivalents at end of the year	$950.8	$911.0	$613.5
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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 had a 53-week period. Fiscal 2023 and fiscal 2022 each had a 52-week period. Certain prior period amounts have been reclassified to conform to current year presentation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

Note 2 — Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, business combinations, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

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

The Company’s accounts receivable was concentrated with three customers at February 3, 2024, who comprise a total of 67% of gross accounts receivable, compared with five customers at January 28, 2023, who represented 55% of gross accounts receivable, respectively. This presentation is at the customer consolidated level.

During fiscal 2024, 2023, and 2022, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant distributors whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Distributor:
Distributor A	24%	20%	15%

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Revenue Recognition

Product revenue is recognized at a point in time when control of the asset is transferred to the customer. Substantially all of the Company’s revenue is derived from product sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For product revenue, the performance obligation is deemed to be the delivery of the product and therefore, the revenue is generally recognized upon shipment to customers, net of accruals for estimated sales returns and rebates. These estimates are based on historical returns, analysis of credit memo data and other known factors. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. Product revenue on sales made to distributors is recognized upon shipment, net of estimated variable consideration. Variable consideration primarily consists of price discounts, price protection, rebates, and stock rotation programs and is estimated based on a portfolio approach using the expected value method derived from historical data, current economic conditions, and contractual terms.

A portion of the Company’s net revenue is derived from sales through third-party logistics providers who maintain warehouses in close proximity to the Company’s customers’ facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the customer.

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

Business Combinations

The Company allocates the fair value of the purchase consideration of its business acquisitions to the tangible assets, liabilities, and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

The Company estimates the fair value of stock purchase awards on the date of grant using the Black Scholes option-pricing model. The fair value of performance-based awards based on total shareholder return (“TSR”) are estimated on the date of grant using a Monte Carlo simulation model.

Forfeitures are recorded when they occur. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occur.

Comprehensive Loss

Comprehensive loss, net of tax is comprised of net loss and net change in unrealized gains and losses, on cash flow hedges for fiscal 2024. For fiscal 2023 and 2022, there were no reconciling differences between net loss and comprehensive loss.

Accounting for Income Taxes

The Company estimates its income taxes in the jurisdictions in which it operates. This process involves estimating the Company’s actual tax expense together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all available positive and negative evidence, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Using available evidence and judgment, the Company establishes a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against U.S. federal and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact the Company’s tax provision in the period in which a change of assessment occurs. Taxes due on Global Intangible Low-Taxed Income (“GILTI”) inclusions in U.S. are recognized as a current period expense when incurred.

As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or losses, the tax laws and regulations in various jurisdictions, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of the Company’s tax planning strategies, including the Company’s estimates of the fair value of its intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that the Company will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be materially different than the amounts previously included in the Company’s income tax expense and therefore, could have a material impact on its tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact the Company’s tax liability and/or its effective income tax rate.

The Company is subject to income tax audits by the respective tax authorities in the jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with complex tax laws. The Company believes it has adequately provided for in its financial statements additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than its accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The material jurisdictions in which the Company may be subject to examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that the Company make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on the Company’s tax provision in a future period.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosures. The update requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to improve income tax disclosures to enhance transparency and decision usefulness of income tax disclosure. The ASU is effective for fiscal years beginning after December 15, 2024 with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended February 3, 2024	% of Total	Year Ended January 28, 2023	% of Total	Year Ended January 29, 2022	% of Total
Net revenue by end market:
Data center	$2,216.7	40%	$2,408.8	41%	$1,784.7	40%
Enterprise networking	1,228.4	22%	1,369.2	23%	907.7	20%
Carrier infrastructure	1,051.9	19%	1,084.0	18%	820.4	18%
Consumer	622.4	11%	701.1	12%	700.0	16%
Automotive/industrial	388.3	8%	356.5	6%	249.6	6%
	$5,507.7		$5,919.6		$4,462.4

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Year Ended February 3, 2024	% of Total	Year Ended January 28, 2023	% of Total	Year Ended January 29, 2022	% of Total
Net revenue based on destination of shipment:
China	$2,371.0	43%	$2,486.3	42%	$1,970.5	44%
United States	795.6	14%	690.1	12%	484.0	11%
Finland	380.4	7%	189.6	3%	80.2	2%
Singapore	336.2	6%	331.7	6%	220.8	5%
Thailand	329.2	6%	391.9	7%	355.3	8%
Malaysia	222.6	4%	393.2	7%	276.0	6%
Japan	169.1	3%	260.0	4%	222.8	5%
Taiwan	161.9	3%	289.0	5%	161.0	4%
Philippines	74.6	1%	171.5	3%	213.4	5%
Others	667.1	13%	716.3	11%	478.4	10%
	$5,507.7		$5,919.6		$4,462.4
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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Year Ended February 3, 2024	% of Total	Year Ended January 28, 2023	% of Total	Year Ended January 29, 2022	% of Total
Net revenue by customer type:
Direct customers	$3,469.5	63%	$3,949.6	67%	$3,314.5	74%
Distributors	2,038.2	37%	1,970.0	33%	1,147.9	26%
	$5,507.7		$5,919.6		$4,462.4

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the year ended February 3, 2024, that was included in deferred revenue balance at January 28, 2023 was not material.

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

Note 4 — Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at February 3, 2024 and January 28, 2023 (in millions):

	February 3, 2024	January 28, 2023
Face Value Outstanding:
2024 Term Loan - 3-Year Tranche	$—	$735.0
2026 Term Loan - 5-Year Tranche	700.0	787.5
Term Loan Total	700.0	1,522.5
4.200% MTG/MTI 2023 Senior Notes	—	500.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	—
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	—
Senior Notes Total	3,499.9	2,999.9
Total borrowings	$4,199.9	$4,522.4
Less: Unamortized debt discount and issuance cost	(34.0)	(30.3)
Net carrying amount of debt	$4,165.9	$4,492.1
Less: Current portion (1)	107.3	584.4
Non-current portion	$4,058.6	$3,907.7

(1)As of February 3, 2024, the current portion of outstanding debt that is due within twelve months includes a portion of the 2026 Term Loan - 5-Year Tranche. The weighted-average interest rate on short-term debt outstanding at February 3, 2024 and January 28, 2023 was 6.830% and 4.448%, respectively.

2024 and 2026 Term Loans

On December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A (the “2024 and 2026 Term Loan Agreement”) in order to finance the acquisition of Inphi Corporation (“Inphi”). The 2024 and 2026 Term Loan Agreement provides for borrowings of $1.8 billion consisting of: (i) $875.0 million loan with a 3-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875.0 million loan with a 5-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the “2024 and 2026 Term Loans”).

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 14, 2023, the Company entered into an amendment to the 2024 and 2026 Term Loan Agreement. The amendment modifies the existing agreement to, among other things, adopt Secured Overnight Financing Rate (“SOFR”) interest rates and conform the maximum leverage ratio financial covenant with the amended and restated revolving credit agreement.

The 3-Year Tranche Loan, due on April 19, 2024, which had a remaining principal of $735.0 million, was repaid in full during the quarter ended October 28, 2023.

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 5-Year Tranche Loan has a stated floating interest rate which equates to adjusted term SOFR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 5.111% as of February 3, 2024. The 5-Year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the year ended February 3, 2024, the Company repaid $87.5 million of the principal outstanding of the 5-Year Tranche Loan. As of February 3, 2024, the Company has $700.0 million of 5-Year Tranche Loan borrowings outstanding.

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at February 3, 2024.

During the quarter ended April 29, 2023, the Company drew down $200.0 million on the 2023 Revolving Credit Facility. During the quarter ended July 29, 2023, the Company drew down $50.0 million on the 2023 Revolving Credit Facility and repaid $50.0 million in the same quarter. During the quarter ended October 28, 2023, the Company repaid $200.0 million of the 2023 Revolving Credit Facility which was outstanding from the first quarter of fiscal 2024 and also drew down and repaid an additional $50.0 million from the 2023 Revolving Credit Facility. As of February 3, 2024, the 2023 Revolving Credit Facility was undrawn and will be available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan covenants discussed above.

As of February 3, 2024, the Company was in compliance with its debt covenants for the credit agreements discussed above.

2029 and 2033 Senior Unsecured Notes

On September 18, 2023, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 5.750% Senior Notes due 2029 (the “2029 Senior Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 5.950% Senior Notes due 2033 (the “2033 Senior Notes”, and, together with the 2029 Senior Notes, the “2029 and 2033 Senior Notes”).

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2029 Senior Notes have a 5.5-year term and mature on February 15, 2029, and the 2033 Senior Notes have a 10-year term and mature on September 15, 2033. The stated and effective interest rates for the 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the 2033 Senior Notes are 5.950% and 6.082%, respectively. The Company may redeem the 2029 and 2033 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in 2029 and 2033 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2029 and 2033 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2029 and 2033 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2029 and 2033 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of February 3, 2024, the Company had $1.0 billion borrowings outstanding from 2029 and 2033 Senior Notes.

2026, 2028 and 2031 Senior Unsecured Notes

On April 12, 2021, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 1.650% Senior Notes due 2026 (the “2026 Senior Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 2.450% Senior Notes due 2028 (the “2028 Senior Notes”) and (iii) $750.0 million aggregate principal amount of the Company’s 2.950% Senior Notes due 2031 (the “2031 Senior Notes”, and, together with the 2026 Senior Notes and the 2028 Senior Notes, the “2026, 2028 and 2031 Senior Notes”). On October 8, 2021, the 2026, 2028 and 2031 Senior Notes issued on April 12, 2021 were exchanged for new notes. The terms of the new notes issued in the exchange are substantially identical to the notes issued in April 2021, except that the new notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and the transfer restrictions and registration rights applicable to the 2026, 2028 and 2031 Senior Notes issued in April 2021 do not apply to the new notes.

The 2026 Senior Notes have a 5-year term and mature on April 15, 2026, the 2028 Senior Notes have a 7-year term and mature on April 15, 2028, and the 2031 Senior Notes have a 10-year term and mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the 2026, 2028 and 2031 Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the 2026, 2028 and 2031 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2026, 2028 and 2031 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2026, 2028 and 2031 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2026, 2028 and 2031 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of February 3, 2024, the Company had $2.0 billion borrowings outstanding from 2026, 2028 and 2031 Senior Notes.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 3, 2024, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

Interest Expense and Future Contractual Maturities

During fiscal 2024, fiscal 2023, and fiscal 2022, the Company recognized $202.9 million, $159.6 million, and $119.0 million of interest expense, respectively, in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding term loans and senior notes.

As of February 3, 2024, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
2025	$109.4
2026	131.2
2027	959.4
2028	—
2029	1,249.9
Thereafter	1,750.0
Total	$4,199.9

Note 5 — Leases

The Company’s leases primarily include facility leases and hosting/data center leases, which are all classified as operating leases. For hosting/data center leases, the Company elected the practical expedient to account for the lease and non-lease component as a single lease component.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease expense and supplemental cash flow information are as follows (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease expense	$62.0	$49.6	$61.7
Cash paid for amounts included in the measurement of operating lease liabilities	$53.5	$41.9	$45.1
Right-of-use assets obtained in exchange for lease obligation	$34.1	$107.7	$95.4

The effect of operating lease right-of-use asset amortization of $37.2 million, $32.5 million and $28.9 million is included in changes in Other expense, net in the cash provided by operating activities section on the consolidated statements of cash flows for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

The aggregate future lease payments for operating leases as of February 3, 2024 are as follows (in millions):

Fiscal Year	Operating Leases	Sublease Income
2025	$47.8	$5.5
2026	43.4	5.7
2027	39.7	5.9
2028	33.1	4.1
2029	23.7	2.2
Thereafter	86.7	4.1
Total lease payments	274.4	27.5
Less: imputed interest	39.0
Present value of lease liabilities	$235.4

Average lease terms and discount rates were as follows:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years)	7.3	7.0
Weighted-average discount rate	4.0%	3.7%

Note 6 — Commitments and Contingencies

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total future unconditional purchase commitments as of February 3, 2024, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
2025	$820.5	$149.9
2026	517.0	75.5
2027	374.6	39.2
2028	185.5	36.7
2029	139.3	38.7
Thereafter	394.2	118.2
Total unconditional purchase commitments	$2,431.1	$458.2

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal year. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $2.0 billion of wafers, substrates, and other manufacturing products for fiscal 2025 through 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $86.0 million in fiscal 2025 through 2026. Such purchase commitments are summarized in the preceding table.

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

During the third quarter of fiscal 2023, the Company entered into a settlement agreement with a customer in relation to a contractual dispute pursuant to which the Company agreed to pay the customer $100.0 million over several quarters. The amount has been paid in full.

As of the end of fiscal 2024, the Company recognized charges of $251.0 million in the aggregate for product related claims, including amounts recognized in previous quarters. Such claims were fully resolved in the fourth quarter of fiscal 2024.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The ultimate outcome of a Legal Matter involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial statements, results of operations or cash flows.

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

Inphi

On April 20, 2021, the Company completed the acquisition of Inphi (the “Inphi acquisition”). Inphi is a global leader in high-speed data movement enabled by optical interconnects. The Inphi acquisition was primarily intended to create an opportunity for the combined company to be uniquely positioned to serve the data-driven world, addressing high growth, attractive end markets such as cloud data center and 5G. In accordance with the terms of the Agreement and Plan of Merger dated as of October 29, 2020, by and among the Company and Inphi (the “Inphi merger agreement”), the Company acquired all outstanding shares of common stock of Inphi for $66.00 per share in cash and 2.323 shares of the Company’s common stock exchanged for each share of Inphi common stock. The merger consideration paid in cash was funded with a combination of cash on hand and funds from the Company’s debt financing. See “Note 4 – Debt” for additional information.

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

The purchase price allocation is as follows (in millions):

Cash and cash equivalents	$72.3
Accounts receivable, net	99.7
Inventories	270.4
Prepaid expenses and other current assets	213.3
Property and equipment, net	98.5
Acquired intangible assets, net	4,420.0
Other non-current assets	96.6
Goodwill	5,688.4
Accounts payable and accrued liabilities	(189.8)
Convertible debt - short-term	(313.7)
Convertible debt - long-term	(240.3)
Other non-current liabilities	(297.9)
Total merger consideration	$9,917.5

In fiscal 2022, the Company incurred $50.8 million in acquisition related costs which were recorded in selling, general and administrative expense in the consolidated statements of operations. The Company also incurred $39.8 million of aggregate debt financing costs. As of February 3, 2024, $2.1 million is included in short-term debt, and $15.2 million is included in long-term debt on the accompanying consolidated balance sheets. See “Note 4 – Debt” for additional information. Additionally, the Company incurred $8.2 million of equity issuance costs, which were recorded in additional paid-in capital in the consolidated balance sheets.

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

The following unaudited supplemental pro forma information presents the combined results of operations for fiscal 2022, as if Innovium and Inphi had been acquired as of beginning of fiscal 2021. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to stock-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal 2021, non-recurring pro forma adjustments directly attributable to the Innovium and Inphi acquisitions in the pro forma information presented below included (i) stock-based compensation expense of $46.7 million, (ii) the purchase accounting effect of inventories acquired of $233.0 million, (iii) interest expense of $11.4 million, and (iv) transaction costs of $65.7 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s consolidated results of operations of the combined business had the Inphi and Innovium acquisitions actually occurred at the beginning of fiscal 2021 or of the results of the Company’s future operations of the combined business.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Year Ended
January 29, 2022
Pro forma net revenue	$4,638.5
Pro forma net loss	$(211.9)

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

During fiscal 2023, the Company completed acquisitions of several companies for total purchase consideration of $103.2 million, of which $73.6 million was allocated to goodwill. The purpose of the acquisitions was to expand engineering resources staff to address customer design opportunities, access additional intellectual property and support expansion of the Company’s networking solutions. The carrying value of total goodwill as of February 3, 2024 and January 28, 2023 was $11.6 billion. See “Note 7 – Business Combinations” for discussion of acquisitions and changes to the carrying value of goodwill.

The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2024 did not result in any impairment charge.

There was no activity from acquisitions or divestitures recorded to goodwill in fiscal 2024 and 2023 other than those described above.

Acquired Intangible Assets, Net

In connection with the Innovium acquisition on October 5, 2021, the Company acquired $433.0 million of intangible assets as follows (in millions, except for weighted-average useful life as of acquisition date):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$274.0	8.0
Customer contracts and related relationships	66.0	8.0
IPR&D	93.0	n/a
	$433.0

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Inphi acquisition on April 20, 2021, the Company acquired $4.4 billion of intangible assets as follows (in millions, except for weighted-average useful life as of acquisition date):

	Preliminary Estimated Asset Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$2,010.0	6.0
Customer contracts and related relationships	1,470.0	6.0
Order backlog	70.0	0.8
Trade name	50.0	5.0
IPR&D	820.0	n/a
	$4,420.0

As of February 3, 2024 and January 28, 2023, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	February 3, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,989.0	$(2,613.5)	$2,375.5	3.8
Customer contracts and related relationships	2,179.0	(1,191.5)	987.5	3.3
Trade names	50.0	(27.9)	22.1	2.2
Total acquired amortizable intangible assets	7,218.0	(3,832.9)	3,385.1	3.6
IPR&D	619.0	—	619.0	n/a
Total acquired intangible assets	$7,837.0	$(3,832.9)	$4,004.1

	January 28, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,078.0	$(2,014.5)	$3,063.5	4.7
Customer contracts and related relationships	2,179.0	(853.2)	1,325.8	4.2
Trade names	66.0	(32.3)	33.7	3.1
Total acquired amortizable intangible assets	7,323.0	(2,900.0)	4,423.0	4.5
IPR&D	679.0	—	679.0	n/a
Total acquired intangible assets	$8,002.0	$(2,900.0)	$5,102.0

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

Amortization for acquired intangible assets was $1.1 billion, $1.1 billion and $979.4 million during the years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of February 3, 2024 (in millions):

Fiscal Year	Amount
2025	$1,052.4
2026	997.5
2027	829.9
2028	273.2
2029	107.1
Thereafter	125.0
$3,385.1

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at February 3, 2024
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	—	2.6	—	2.6
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1.2	—	1.2
Other non-current assets:
Marketable equity investments	9.3	—	—	9.3
Severance pay fund	—	0.5	—	0.5
Total assets	$9.3	$4.3	$—	$13.6

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of February 3, 2024 and January 28, 2023, non-marketable equity investments had a carrying value of $45.8 million and $36.1 million, respectively, and are included in other non-current assets in the Company’s consolidated balance sheets.

	Fair Value Measurements at January 28, 2023
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$150.7	$—	$150.7
Other non-current assets:
Marketable equity investments	3.2	—	—	3.2
Severance pay fund	—	0.7	—	0.7
Total assets	$3.2	$151.4	$—	$154.6

There were no transfers of assets between levels in either fiscal 2024 or 2023.

Fair Value of Debt

The Company classified the 2026 Term Loan, 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2026 Term Loan approximate its fair value as the 2026 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.3 billion at February 3, 2024 and $2.7 billion at January 28, 2023, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 – Debt” for additional information.

Note 10 — Restructuring

The following table provides a summary of restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cost of goods sold	$—	$—	$(0.8)
Restructuring related charges	131.1	21.6	32.4
	$131.1	$21.6	$31.6

The following table presents details related to the restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Employee severance	$93.9	$15.5	$24.1
Impairment and write-off of assets
Purchased IP licenses	28.6	—	—
Other	8.6	6.1	7.5
	$131.1	$21.6	$31.6

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2024. The Company recorded $131.1 million of restructuring related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2024 (the “Fiscal 2024 Plan”) to streamline the organization and optimize resources. Restructuring charges are mainly comprised of severance and other one-time termination benefits, impairment and write-off of purchased IP licenses, and other costs. The charges include $93.9 million related to the Fiscal 2024 Plan primarily from severance costs. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2025.

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

Fiscal 2022. The Company recorded $31.6 million of restructuring related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2022 (the “Fiscal 2022 Plan”) in order to realign the organization and enable further investment in key priority areas as part of the integration of the acquisitions as described in “Note 7 - Business Combinations.” Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The charges include $24.1 million related to the Fiscal 2022 Plan primarily from severance costs.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in millions):

	July 2018 Restructuring		November 2019 Restructuring		July 2020 Restructuring		Fiscal 2022 Restructuring		Fiscal 2023 Restructuring		Fiscal 2024 Restructuring
	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Employee Severance	Other	Total
Balance at January 29, 2022	$0.4	$1.1	$0.2	$—	$0.3	$1.5	$2.1	$—	$—	$—	$—	$—	$5.6
Charges	—	5.5	—	—	—	0.3	—	—	15.4	0.4	—	—	21.6
Net Cash payments	(0.4)	—	(0.2)	—	(0.3)	(1.4)	(2.1)	—	(11.8)	(0.4)	—	—	(16.6)
Non-cash items	—	(5.6)	—	—	—	—	—	—	—	—	—	—	(5.6)
Balance at January 28, 2023	—	1.0	—	—	—	0.4	—	—	3.6	—	—	—	5.0
Charges	—	0.3	—	—	—	—	—	—	—	—	93.9	36.9	131.1
Net Cash payments	—	2.4	—	—	—	(0.4)	—	—	(3.6)	—	(78.4)	(24.5)	(104.5)
Non-cash items	—	(2.9)	—	—	—	—	—	—	—	—	—	(11.7)	(14.6)
Balance at February 3, 2024	—	0.8	—	—	—	—	—	—	—	—	15.5	0.7	17.0
Less: non-current portion	—	0.6	—	—	—	—	—	—	—	—	—	0.3	0.9
Current portion	$—	$0.2	$—	$—	$—	$—	$—	$—	$—	$—	$15.5	$0.4	$16.1

The current and non-current portions of the restructuring liability at February 3, 2024 of $16.1 million and $0.9 million are included as a component of accrued liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheets.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Stockholders’ Equity

Preferred and Common Stock

Under the terms of the Company’s Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

As of February 3, 2024, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.3 billion shares of $0.002 par value common stock. As of February 3, 2024 and January 28, 2023, no shares of preferred stock were outstanding.

Restricted Stock

In connection with an acquisition in fiscal 2023, the Company granted 0.4 million shares of unregistered restricted stock, which is subject to certain vesting conditions.

Restricted Stock Unit Withholdings

For the years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company withheld approximately 4.3 million, 4.2 million and 4.8 million shares, or $223.7 million, $227.6 million, and $299.9 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Cash Dividends on Shares of Common Stock

During fiscal 2024, the Company declared and paid cash dividends of $0.24 per common stock, or $206.8 million, on the Company’s outstanding common stock. During fiscal 2023, the Company declared and paid cash dividends of $0.24 per common stock, or $204.4 million, on the Company’s outstanding common stock. During fiscal 2022, the Company declared and paid cash dividends of $0.24 per common stock, or $191.0 million, on the Company’s outstanding common stock.

Any future dividends will be subject to the approval of the Company’s Board of Directors.

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase plan. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions, legal rules and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time. Subsequent to fiscal year end, in March 2024, the Company’s Board of Directors increased the repurchase program mentioned above and authorized an additional $3.0 billion to that repurchase program.

The Company resumed its stock repurchase program in the first quarter of fiscal 2023, which had been temporarily suspended in fiscal 2021 to preserve cash during the COVID-19 pandemic. The Company repurchased 2.5 million of its common stock for $150.0 million, including 0.8 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan during fiscal 2024, and 2.3 million shares of its common stock for $115.0 million, including 0.9 million shares of its common stock repurchased for $50.0 million pursuant to a 10b5-1 trading plan during fiscal 2023. There were no stock repurchases during fiscal 2022. The repurchased shares of stock were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of February 3, 2024, a total of 312.9 million shares of stock have been repurchased to date under the Company’s stock repurchase program for a total $4.5 billion in cash and there was $299.5 million remaining available for future stock repurchases.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at January 30, 2021	308.1	$13.86	$4,270.0
Repurchase of common stock under the stock repurchase program	—	$—	$—
Cumulative balance at January 29, 2022	308.1	$13.86	$4,270.0
Repurchase of common stock under the stock repurchase program	2.3	$49.93	$115.0
Cumulative balance at January 28, 2023	310.4	$14.12	$4,385.0
Repurchase of common stock under the stock repurchase program	2.5	$61.51	$150.0
Cumulative balance at February 3, 2024	312.9	$14.49	$4,535.0

Note 12 — Employee Benefit Plans

Employee Stock Compensation Plans

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million shares of common stock reserved for issuance thereunder as of February 3, 2024. As of February 3, 2024, approximately 50.6 million shares remained available for future grants under the Option Plan. Under the Option Plan, the Company may issue restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, stock options, and other types of stock awards, all of which may be subject to vesting over a specified service term, generally three to four years.

RSUs granted under the Option Plan include time-based RSUs and PRSUs. Time-based RSUs generally vest over a three to four-year service period. The Company grants PRSUs that vest based on the achievement of performance metrics, which can be financial performance, non-financial performance, and/or market conditions, including, but not limited to, the Company’s relative total shareholder return, earnings per share growth, and stock price performance. PRSU awards reflect a target number of shares, and the actual number of shares may range from 0% to 250% based on the achievement of the performance metrics specified. In addition to achievement of performance and/or market conditions, PRSUs generally have a three to five year service requirement.

Options granted under the Option Plan generally have a term of 10 years and must be issued at prices equal to the fair market value of the stock on the date of grant. Options generally vest over a three to four-year service period.

In December 2017, the Company’s Executive Compensation Committee approved a deferred stock program, whereby executives of the Company have the option, beginning in 2018, to defer the settlement of time-based and performance-based restricted stock units granted under the Option Plan to a future date. In June 2021, the Company extended the stock deferral program to members of the Board of Directors. A deferral election is irrevocable after the annual submission deadline. The shares of common stock underlying the deferred grants will be distributed at the earliest of the employee’s specified future settlement date or upon separation from service, a change in control, or death or disability.

Outside Director Equity Compensation Policy

In September 2016, the Company’s Board of Directors approved an Outside Director Equity Compensation Policy that governs the grant of equity awards to non-employee directors under the Option Plan. Under the current Outside Director Compensation Policy, each outside director, upon appointment to fill a vacancy on the board or in connection with election at an annual meeting of stockholders, will be granted an RSU award under the Option Plan. The RSU award vests 100% on the earlier of the date of the next annual meeting of stockholders or the one-year anniversary of the date of grant.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed Employee Stock Compensation Plans

In connection with past acquisitions, the Company assumed equity incentive plans of certain acquired companies (collectively “the Assumed Plans”), and the equity awards assumed in connection with each acquisition were granted from their respective assumed plans. The assumed equity awards will be settled in shares of the Company’s common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under the Assumed Plans.

In connection with the Inphi acquisition, the awards under the Assumed Plans were measured at the acquisition date based on the estimated fair value of $589.7 million. A portion of that fair value, $161.7 million, which represented the pre-acquisition service provided by employees to Inphi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $428.0 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

In connection with Innovium acquisition, the awards under the Assumed Plans were measured at the acquisition date based on the estimated fair value of $80.9 million. A portion of that fair value, $39.8 million, which represented the pre-acquisition service provided by employees to Innovium, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $41.1 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, as amended and restated on April 2, 2021 (the “ESPP”), participants purchase the Company’s stock using payroll deductions, which may not exceed 15% of their total cash compensation. The ESPP provides for a 24-month offering period, with four six-month purchase periods. Participants are granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the common stock at (i) the participant’s enrollment date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

Under the ESPP, a total of 2.4 million shares were issued in fiscal 2024 at a weighted-average price of $35.57 per share, a total of 2.3 million shares were issued in fiscal 2023 at a weighted-average price of $37.52 per share, and a total of 2.4 million shares were issued in fiscal 2022 at a weighted-average price of $31.96 per share. As of February 3, 2024, there was $42.7 million of unamortized compensation cost related to the ESPP.

As of February 3, 2024, approximately 41.5 million shares remained available for future issuance under the ESPP.

Summary of Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cost of goods sold	$49.1	$43.3	$31.1
Research and development	411.1	372.4	273.2
Selling, general and administrative	149.6	136.7	173.2
Total stock-based compensation	$609.8	$552.4	$477.5

The income tax benefit recognized from stock-based compensation expense was $95.3 million, $89.9 million and $71.8 million for the year ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively. Stock-based compensation capitalized in inventory was $18.2 million at February 3, 2024, $20.3 million at January 28, 2023 and $18.4 million at January 29, 2022.

The income tax benefit related to equity awards vested or exercised was $24.3 million $21.7 million and $63.0 million during the year ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Stock Unit Awards

A summary of restricted stock and stock unit activity for time-based and performance-based awards is as follows (in millions, except per share amounts):

	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance at January 28, 2023	15.5	$51.71	3.1	$47.51
Granted	14.2	$41.50	3.3	$37.78
Vested	(11.1)	$47.19	(1.6)	$36.16
Canceled/Forfeited	(2.4)	$48.76	(0.2)	$50.76
Unvested Balance at February 3, 2024	16.2	$46.36	4.6	$44.17

The aggregate intrinsic value of RSUs vested and expected to vest as of February 3, 2024 was $1.1 billion. The weighted-average grant date fair value for RSUs granted was $41.50, $55.73 and $55.47 for the year ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively. The total fair value of RSUs vested during the year ended February 3, 2024, January 28, 2023 and January 29, 2022 was $523.7 million, $519.6 million and $313.3 million, respectively. As of February 3, 2024, unamortized compensation expense related to RSUs was $688.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The aggregate intrinsic value of PRSUs vested and expected to vest as of February 3, 2024 was $309.1 million. The weighted-average grant date fair value for PRSUs granted was $37.78, $45.40 and $52.97 for the year ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively. The total fair value of PRSUs vested during the year ended February 3, 2024, January 28, 2023 and January 29, 2022 was $56.0 million, $38.5 million and $42.5 million, respectively. As of February 3, 2024, unamortized compensation expense related to PRSUs was $127.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Option Awards

Option Plan and Stock Award Activity

Stock option activity under the Company’s Option Plan and other stock incentive plans mentioned above (excluding the ESPP) is included in the following table (in millions, except for per share amounts and weighted-average contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 28, 2023	1.9	$12.80	1.8	$60.2
Granted	—	$—
Exercised	(1.2)	$12.06
Canceled/Forfeited	—	$—
Balance at February 3, 2024	0.7	$14.00	1.8	$38.6
Exercisable at February 3, 2024	0.7	$14.00	1.8	$38.6
Vested or expected to vest at February 3, 2024	0.7	$14.00	1.8	$38.6

The aggregate intrinsic value of stock options exercised during the year ended February 3, 2024, January 28, 2023 and January 29, 2022 was $43.5 million, $21.5 million and $43.3 million respectively.

Valuation of Employee Stock-Based Awards

The expected volatility for awards granted during fiscal 2024, 2023 and 2022 was based on historical stock price volatility.

The expected dividend yield is calculated by dividing the current annualized dividend by the closing stock price on the date of grant of the option or award.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted in fiscal 2024, 2023 and 2022 except for the ones the Company assumed from the Inphi and Innovium acquisitions.

The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Employee Stock Purchase Plan:
Estimated fair value	$21.44	$17.42	$24.14
Expected volatility	55%	58%	46%
Expected term (in years)	1.3	1.3	1.3
Risk-free interest rate	5.0%	4.1%	0.2%
Expected dividend yield	0.4%	0.6%	0.4%

The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under PRSU awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
PRSUs:
Expected term (in years)	3.5	3.0	3.0
Expected volatility	50%	51%	44%
Average correlation coefficient of peer companies	0.7	0.7	0.6
Risk-free interest rate	3.7%	3.3%	0.3%
Expected dividend yield	0.6%	0.5%	0.5%

The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

Employee 401(k) Plans

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax, Roth and after-tax contributions to the 401(k) plan ranging from 1% to 75% of eligible earnings subject to a required annual limit. The Company currently matches 100% of 5% of eligible salary to a $5,000 maximum contribution effective from January 1, 2023. The Company made matching contributions to employees of $15.5 million in fiscal 2024, $15.9 million in fiscal 2023 and $14.5 million in fiscal 2022. As of February 3, 2024, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $11.4 million, $11.3 million and $11.0 million during fiscal 2024, 2023 and 2022, respectively.

Note 13 — Income Taxes

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes consist of the following (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
U.S. operations	$(383.3)	$(452.7)	$(621.2)
Non-U.S. operations	(375.4)	537.8	137.7
Income (loss) before income taxes	$(758.7)	$85.1	$(483.5)

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Current income tax provision (benefit):
Federal	$(1.0)	$57.8	$—
State	(2.1)	3.3	0.7
Foreign	27.0	137.1	30.7
Total current income tax provision	23.9	198.2	31.4
Deferred income tax provision (benefit):
Federal	186.9	(118.8)	(83.4)
State	4.7	(17.5)	(9.2)
Foreign	(40.8)	186.7	(1.3)
Total deferred income tax provision (benefit)	150.8	50.4	(93.9)
Total provision (benefit) for income taxes	$174.7	$248.6	$(62.5)

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income (loss) before income taxes as follows (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Provision (benefit) at U.S. statutory rate	$(159.3)	$17.9	$(101.5)
State taxes, net of federal benefit	2.5	(13.8)	(8.1)
Difference in U.S. and non-U.S. tax rates	69.5	(16.0)	1.7
Foreign income inclusion in U.S.	220.0	194.4	54.1
Change in federal valuation allowance	92.4	(73.8)	62.7
Federal research and development credits	(88.0)	(96.1)	(60.7)
Stock-based compensation	(0.5)	(2.0)	(70.9)
Non-deductible compensation	15.8	15.1	47.9
Intellectual property transaction	15.3	—	—
Uncertain tax positions	1.0	(16.5)	(1.5)
Federal tax attribute expiration	—	5.8	—
Singapore incentive rate extension	—	213.6	—
Transaction costs	—	0.4	5.7
Israel income tax recapture	—	18.3	—
Other	6.0	1.3	8.1
Total provision (benefit) for income taxes	$174.7	$248.6	$(62.5)

The income tax expense for fiscal 2024 differs from the U.S. federal statutory rate of 21% as a result of foreign income inclusions in the U.S., a portion of the Company’s earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and disallowed deductions related to non-deductible compensation. Further, during fiscal 2024, guidance was issued by the U.S. Internal Revenue Service in connection with the capitalization of research and development expenditures. As a result of this guidance, certain costs are currently deductible rather than capitalizable, which resulted in a reduction to the Company’s income tax payable and an increase in its deferred tax assets for which the Company maintains a full valuation allowance.

The income tax expense for fiscal 2023 differs from the U.S. federal statutory rate of 21% primarily due to the remeasurement of Singapore deferred taxes upon extension of the Company’s tax incentive in Singapore, tax benefits attributable to a net reduction of unrecognized tax benefits as a result of settled income tax audits in combination with the lapsing of statute of limitations, offset by foreign income inclusions in the U.S., and a tax expense related to the recapture of certain Israel corporate income taxes. The income tax expense for fiscal 2023 is also impacted by a substantial portion of the Company’s earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, stock-based compensation tax benefits, and disallowed deductions related to non-deductible compensation.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit for fiscal 2022 differs from the U.S. federal statutory rate of 21% primarily due to tax benefits of stock-based compensation, offset by foreign income inclusions in the U.S. and non-deductible compensation.

Deferred tax assets and liabilities consist of the following (in millions):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Net operating losses	$107.9	$124.9
Federal and California income tax credits	1,056.6	917.4
Intangible assets	580.0	684.7
Lease liabilities	44.9	49.7
Capitalized R&D	—	253.8
Other	86.4	65.2
Gross deferred tax assets	1,875.8	2,095.7
Valuation allowance	(1,099.0)	(961.7)
Total deferred tax assets	776.8	1,134.0
Deferred tax liabilities:
Intangible assets	(421.4)	(648.5)
Fixed assets	(39.0)	(13.6)
Unremitted earnings of non-U.S. subsidiaries	(26.7)	(24.7)
Right of use assets	(36.5)	(45.5)
Total deferred tax liabilities	(523.6)	(732.3)
Net deferred tax assets	$253.2	$401.7

The deferred taxes reflected above for fiscal 2024 include the impact of the IRS guidance issued in December 2023 related to R&D capitalization. The fiscal 2023 deferred tax amount related to capitalized R&D of $253.8 million was reversed in full and R&D tax credits of $111.2 million were reinstated, along with associated valuation allowances of $111.2 million.

The deferred tax assets and liabilities based on tax jurisdictions are presented on the Company’s consolidated balance sheets as follows (in millions):

	February 3, 2024	January 28, 2023
Non-current deferred tax assets	$311.9	$465.9
Non-current deferred tax liabilities	(58.7)	(64.2)
Net deferred tax assets	$253.2	$401.7

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those assets become deductible or creditable. The Company evaluates the recoverability of its deferred tax assets, weighing all positive and negative evidence, and provides or maintains a valuation allowance for these assets if it is more likely than not that some, or all, of the deferred tax assets will not be realized. If negative evidence exists, sufficient positive evidence is necessary to support a conclusion that a valuation allowance is not needed. The Company considers all available evidence such as its earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies. In the U.S., and in certain foreign jurisdictions, the Company has deferred tax assets for which partial valuation allowances have been established. After weighing all available evidence, particularly the earnings history and forecasts of future taxable income in each respective jurisdiction, as well as its history of tax credits expiring unused, the Company determined that negative evidence outweighed positive evidence with respect to the ability to realize federal, state, and foreign research and development and other tax credits, as well as certain other foreign deferred tax assets. The valuation allowance increased by $137.3 million from fiscal 2023, primarily as a result of re-established R&D credits based on IRS guidance on R&D capitalization issued in December 2023. The Company maintains a valuation allowance on its U.S. R&D credits based on the factors listed above as well as forecasted R&D credit utilization and expected R&D credit generation in future years. In future periods, it is possible that significant positive or negative evidence could arise that results in a change in the Company’s judgment with respect to the need for a valuation allowance, which could result in a tax benefit, or adversely affect the Company’s income tax provision, in the period of such change in judgment.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 3, 2024, the Company had net operating loss carryforwards available to offset future taxable income of approximately $629.7 million, $818.3 million, $243.9 million and $2.1 million for U.S. federal, state of California, other U.S. states, and foreign purposes, respectively. If not utilized, the federal loss carryforwards begin to expire in fiscal 2032, and the California carryforwards begin to expire in fiscal 2027. The majority of the Company’s foreign losses carry forward indefinitely. The Company also had federal research and other tax credit carryforwards of approximately $621.4 million, which begin to expire in fiscal 2025. As of February 3, 2024, the Company also had California research tax credit carryforwards of approximately $698.7 million, which can be carried forward indefinitely. In addition, the Company has research and other tax credit carryforwards of approximately $43.1 million in other U.S. states, which begin to expire in fiscal 2025. The Company also has research and other tax credit carryforwards of approximately $13.8 million in foreign jurisdictions, which begin to expire in fiscal 2027. The Company’s net operating loss and tax credit carryforwards may be subject to audit and adjusted for changes or modification in tax laws, other authoritative interpretations, or other facts and circumstances.

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

The following table reflects changes in the unrecognized tax benefits (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Unrecognized tax benefits as of the beginning of the period	$317.5	$334.0	$242.2
Increases related to acquired tax positions	—	—	94.6
Increases related to prior year tax positions	—	2.0	1.5
Decreases related to prior year tax positions	(0.8)	(16.4)	—
Increases related to current year tax positions	163.1	6.8	7.7
Settlements	(1.0)	—	(5.9)
Lapse in the statute of limitations	(1.8)	(8.6)	(5.6)
Foreign exchange gain	(0.5)	(0.3)	(0.5)
Gross amounts of unrecognized tax benefits as of the end of the period	$476.5	$317.5	$334.0

The Company has recorded $476.5 million of gross unrecognized tax benefits as of February 3, 2024, of which $196.0 million would affect the Company’s effective income tax rate if recognized. $239.9 million of the Company’s gross unrecognized tax benefits as of February 3, 2024 relate to income tax positions which, if recognized, would increase deferred tax assets that are subject to valuation allowances.

The total amount of interest and penalties accrued was approximately $3.8 million, $3.2 million, and $3.9 million as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively. The consolidated statements of operations for fiscal 2024, 2023, and 2022 included accruals of $1.3 million, $1.6 million, and $0.6 million, respectively, of interest and penalties related to unrecognized tax benefits.

The Company’s major tax jurisdictions are the United States, the states of California and Massachusetts, Singapore, China, India, Germany, and Israel. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of February 3, 2024, the Company is subject to examination in material jurisdictions including China, India, Israel, Singapore, Germany, and the United States for fiscal 2003 through 2024.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, the Company does not expect a material decrease to its uncertain tax positions as a result of the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to the Company’s Singapore subsidiary. After the conclusion of the initial Pioneer status, the EDB granted an incentive known as the Development and Expansion Incentive (“DEI”) and extended the Pioneer status over multiple years. During the first quarter of fiscal 2023, the EDB agreed to extend the Company’s DEI by five years, through June 30, 2029. To retain the current DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. In fiscal 2024 and 2023, no Singapore tax incentive net tax benefits were recorded. In fiscal 2022, tax savings associated with this tax incentive were approximately $11.8 million, which if paid would impact the Company’s earnings per share by $0.01 per share.

Marvell Israel (M.I.S.L) Ltd., is entitled to certain tax benefits under the Israeli Encouragement of Investments Law (“Encouragement Law”) Special Technology Enterprise Regime, which includes reduced corporate income tax rates, subject to various operating requirements and other conditions. In fiscal 2024, tax savings associated with this program were approximately $8.7 million, which if paid, would impact the Company’s earnings per share by $0.01 per share. In fiscal 2023, tax savings associated with this program were approximately $11.2 million, which if paid, would impact the Company’s earnings per share by $0.01 per share. There was no tax benefit in fiscal 2022.

The Company’s principal source of liquidity as of February 3, 2024 consisted of approximately $950.8 million of cash and cash equivalents, of which approximately $744.1 million was held by subsidiaries outside of the United States. In addition, the Company has an undrawn revolving credit facility of $1.0 billion. The Company has not recognized a deferred tax liability on $154.0 million of assets held by subsidiaries as such amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 14 — Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Numerator:
Net loss	$(933.4)	$(163.5)	$(421.0)
Denominator:
Weighted-average shares — basic	861.3	851.4	796.9
Effect of dilutive securities:
Stock-based awards	—	—	—
Weighted-average shares — diluted	861.3	851.4	796.9

Net loss per share:
Basic	$(1.08)	$(0.19)	$(0.53)
Diluted	$(1.08)	$(0.19)	$(0.53)

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anti-dilutive potential shares are presented in the following table (in millions):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Weighted-average shares outstanding:
Stock-based awards	10.9	21.0	16.1
Convertible debt	—	—	0.5

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from convertible debt are excluded from the calculation of diluted earnings per share for all periods reported above because the shares that would be issued upon conversion of the Company’s convertible debt were determined to be anti-dilutive based on applying the if-converted method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the years ended February 3, 2024, January 28, 2023, and January 29, 2022 due to the net losses reported in those periods.

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

The following table presents long-lived asset information based on the physical location of the assets by geographic region (in millions):

	February 3, 2024	January 28, 2023
Property and equipment, net:
United States	$518.6	$418.6
Singapore	159.7	94.5
Israel	33.0	18.2
India	20.7	15.6
China	2.3	10.9
Others	21.7	19.6
	$756.0	$577.4

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	February 3, 2024	January 28, 2023
Cash and cash equivalents:
Cash	$948.2	$760.3
Cash equivalents:
Time deposits	2.6	150.7
Cash and cash equivalents	$950.8	$911.0

Short-term, highly liquid investments of $2.6 million and $150.7 million as of February 3, 2024 and January 28, 2023, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not considered as investments because of the short-term maturity of such investments.

	February 3, 2024	January 28, 2023
Accounts receivable, net:
Accounts receivable	$1,123.6	$1,194.3
Less: Doubtful accounts	(2.0)	(2.1)
Accounts receivable, net	$1,121.6	$1,192.2

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $335.7 million for the year ended February 3, 2024, of which $155.9 million remained subject to servicing by the Company as of February 3, 2024. Factoring fees for the sales of receivables were recorded in other income, net and were not material.

	February 3, 2024	January 28, 2023
Inventories:
Work-in-process	$523.8	$756.3
Finished goods	340.6	312.0
Inventories	$864.4	$1,068.3

	February 3, 2024	January 28, 2023
Property and equipment, net:
Machinery and equipment	$1,376.2	$1,083.9
Land, buildings, and leasehold improvements	312.4	306.2
Computer software	116.5	114.5
Furniture and fixtures	31.7	30.9
	1,836.8	1,535.5
Less: Accumulated depreciation	(1,080.8)	(958.1)
Property and equipment, net	$756.0	$577.4

The Company recorded depreciation expense of $148.2 million, $126.8 million and $113.5 million for fiscal 2024, 2023 and 2022, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3, 2024	January 28, 2023
Other non-current assets:
Prepaid ship and debit	$547.6	$481.3
Technology licenses (1)	350.6	439.5
Prepayments on supply capacity reservation agreements	302.5	282.3
Operating right-of-use assets	203.6	211.3
Non-marketable equity investments	45.8	36.1
Other	56.8	58.3
Other non-current assets	$1,506.9	$1,508.8

(1)Amortization of technology licenses was $177.1 million, $189.5 million and $149.5 million in fiscal 2024, 2023 and 2022, respectively.

	February 3, 2024	January 28, 2023
Accrued liabilities:
Variable consideration estimates (1)	$610.7	$572.8
Technology license obligations	105.7	119.1
Accrued legal reserve	76.5	102.0
Deferred revenue	43.2	45.2
Accrued interest payable	41.3	22.1
Lease liabilities - current portion	39.4	43.8
Accrued warranty expense	25.5	2.4
Deferred non-recurring engineering credits	21.7	20.0
Accrued income tax payable	17.8	118.4
Other	51.1	46.2
Accrued liabilities	$1,032.9	$1,092.0

(1)Substantially all of the variable consideration estimate is comprised of the ship & debit accrual reserve, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	February 3, 2024	January 28, 2023
Other non-current liabilities:
Technology license obligations	$196.5	$267.0
Lease liabilities - non-current	196.0	201.6
Deferred tax liabilities	58.7	64.2
Non-current income taxes payable	56.6	28.5
Other	16.5	29.2
Other non-current liabilities	$524.3	$590.5

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

During the year ended January 29, 2022, there was no change in accumulated other comprehensive income. The changes in accumulated other comprehensive income, net of tax, by components for the comparative period are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 29, 2022	$—
Other comprehensive income (loss) before reclassifications	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9
Net current-period other comprehensive income (loss), net of tax	—
Balance at January 28, 2023	—
Other comprehensive income (loss) before reclassifications	(1.5)
Amounts reclassified from accumulated other comprehensive income (loss)	2.6
Net current-period other comprehensive income (loss), net of tax	1.1
Balance at February 3, 2024	$1.1

Consolidated Statements of Cash Flows

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Supplemental Cash Flow Information:
Cash paid for interest	$173.7	$147.9	$91.2
Cash paid for income taxes, net	$120.6	$95.9	$7.9
Non-Cash Investing and Financing Activities:
Non-cash consideration paid and consideration unpaid for the acquisitions	$—	$9.2	$7,231.8
Purchase of software and intellectual property under license obligations	$56.2	$108.9	$325.5
Unpaid purchase of property and equipment at end of year	$80.1	$63.2	$20.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 3, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2024 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 3, 2024.

The effectiveness of our internal control over financial reporting as of February 3, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

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

Changes to Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended February 3, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

In the fourth quarter of fiscal 2024, the following trading plans were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares
Officers
Mark Casper	Chief Legal Officer	Adopted	1/19/2024	4/19/2024	4/14/2025	Sales	10,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Marvell Technology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marvell Technology, Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 13, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 13, 2024

PART III
Unless we file an amendment to this Form 10-K within 120 days after February 3, 2024 to include the Part III information, we intend to incorporate such information by reference to our definitive proxy statement in connection with our 2024 annual meeting of stockholders to be held in June 2024 (the “2024 Proxy Statement”).

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 407(c)(3) and 408(b) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Election of Directors,” “Corporate Governance and Matters Related to Our Board,” “Executive Officers of the Company” and “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our 2024 Proxy Statement.

Delinquent Section 16(a) Reports

The information required by Item 405 of Regulation S-K is incorporated by reference herein, as applicable, to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.

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

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth under the caption “Corporate Governance and Matters Related to Our Board” in our 2024 Proxy Statement.

Item 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Compensation of Directors,” “Director Compensation Table-Fiscal 2024,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect February 3, 2024:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)	20,525,575	$33.38	92,039,616
Equity compensation plans not approved by security holders (4)	921,554	$13.78	—

(1)Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of February 3, 2024).
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2024 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2024 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
See the “Index to Consolidated Financial Statements” on page 58 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
See “Schedule II — Valuation and Qualifying Accounts” on page 111 of this Annual Report on Form 10-K:
All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.

Exhibit No.	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, between Marvell Technology, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2	Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.	10-Q	001-40357	10.3.2	12/1/2023

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc.., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2	First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement	10-Q	001-40357	10.4.2	12/1/2023

10.5#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.5.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.5.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.5.3#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7	5/27/2022

10.5.4#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.5.5#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.5.6#	Form of Relative TSR and EPS RSU Grant Notice April 2023	10-Q	001-40357	10.7.10	5/26/2023

10.5.7# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.5.8#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.6#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.6.1#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.8#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.9#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.10#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.11#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.12#	Offer letter with Loi Nguyen	10-Q	001-40357	10.17	6/9/2021

10.13#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.14#	Fiscal 2024 Named Executive Officer Compensation	10-Q	001-40357	10.19	5/26/2023

10.15#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.16	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.17#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.18#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	3/28/2017

10.19#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.20#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.21#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	000-30877	10.9	12/4/2019

10.22#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.23#	Offer Letter for the Chief Legal Officer				Filed herewith

10.24	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

21.1	Subsidiaries of Registrant				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP				Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	Filed herewith

97	Rule 10D-1 Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

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

MARVELL TECHNOLOGY, INC.

Dated: March 13, 2024	By:	/S/ WILLEM MEINTJES
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

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	Chair, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2024
Matthew J. Murphy

/S/ WILLEM MEINTJES	Chief Financial Officer (Principal Financial Officer)	March 13, 2024
Willem Meintjes

/S/ PANTEHA DIXON	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2024
Panteha Dixon

/S/ SARA ANDREWS	Director	March 13, 2024
Sara Andrews

/S/ TUDOR BROWN	Director	March 13, 2024
Tudor Brown

/S/ BRAD BUSS	Director	March 13, 2024
Brad Buss

/S/ REBECCA HOUSE	Director	March 13, 2024
Rebecca House

Name and Signature	Title	Date

/S/ MARACHEL KNIGHT	Director	March 13, 2024
Marachel Knight

/S/ MICHAEL STRACHAN	Director	March 13, 2024
Michael Strachan

/S/ ROBERT E. SWITZ	Director	March 13, 2024
Robert E. Switz

/S/ FORD TAMER	Director	March 13, 2024
Ford Tamer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended February 3, 2024
Allowance for doubtful accounts	$2.1	$0.8	$(0.9)	$2.0
Deferred tax asset valuation allowance	$961.7	$138.1	$(0.8)	$1,099.0
Fiscal year ended January 28, 2023
Allowance for doubtful accounts	$3.0	$1.2	$(2.1)	$2.1
Deferred tax asset valuation allowance	$1,003.4	$—	$(41.7)	$961.7
Fiscal year ended January 29, 2022
Allowance for doubtful accounts	$2.1	$1.5	$(0.6)	$3.0
Deferred tax asset valuation allowance	$749.5	$253.9	$—	$1,003.4