Form 10-Q
period 2024-05-04
Marvell Technology, Inc.
filed 2024-05-31
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of May 24, 2024 was 865.6 million.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	May 4, 2024	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$847.7	$950.8
Accounts receivable, net	881.9	1,121.6
Inventories	826.4	864.4
Prepaid expenses and other current assets	91.7	125.9
Total current assets	2,647.7	3,062.7
Property and equipment, net	758.0	756.0
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	3,739.2	4,004.1
Deferred tax assets	327.0	311.9
Other non-current assets	1,432.2	1,506.9
Total assets	$20,491.0	$21,228.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320.9	$411.3
Accrued liabilities	861.0	1,032.9
Accrued employee compensation	167.5	262.7
Short-term debt	118.3	107.3
Total current liabilities	1,467.7	1,814.2
Long-term debt	4,027.6	4,058.6
Other non-current liabilities	517.0	524.3
Total liabilities	6,012.3	6,397.1
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,760.7	14,845.3
Accumulated other comprehensive income	0.4	1.1
Accumulated deficit	(284.1)	(16.7)
Total stockholders’ equity	14,478.7	14,831.4
Total liabilities and stockholders’ equity	$20,491.0	$21,228.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net revenue	$1,160.9	$1,321.7
Cost of goods sold	633.1	764.5
Gross profit	527.8	557.2
Operating expenses:
Research and development	476.1	480.7
Selling, general and administrative	199.9	199.0
Restructuring related charges	4.1	59.9
Total operating expenses	680.1	739.6
Operating loss	(152.3)	(182.4)
Interest expense	(48.8)	(52.7)
Interest income and other, net	3.3	2.8
Interest and other loss, net	(45.5)	(49.9)
Loss before income taxes	(197.8)	(232.3)
Provision (benefit) for income taxes	17.8	(63.4)
Net loss	$(215.6)	$(168.9)

Net loss per share — basic	$(0.25)	$(0.20)

Net loss per share — diluted	$(0.25)	$(0.20)

Weighted-average shares:
Basic	865.0	856.7
Diluted	865.0	856.7
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net loss	$(215.6)	$(168.9)
Other comprehensive loss, net of tax
Net change in unrealized loss on cash flow hedges	(0.7)	(0.9)
Other comprehensive loss, net of tax	(0.7)	(0.9)
Comprehensive loss, net of tax	$(216.3)	$(169.8)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount				Total
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
Issuance of common stock in connection with equity incentive plans	2.2	—	2.2	—	—	2.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(74.1)	—	—	(74.1)
Stock-based compensation	—	—	137.3	—	—	137.3
Repurchase of common stock	(2.2)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(215.6)	(215.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at May 4, 2024	865.5	$1.7	$14,760.7	$0.4	$(284.1)	$14,478.7

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	3.8	—	8.3	—	—	8.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(72.6)	—	—	(72.6)
Stock-based compensation	—	—	142.2	—	—	142.2
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.4)	(51.4)
Net loss	—	—	—	—	(168.9)	(168.9)
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Balance at April 29, 2023	859.9	$1.7	$14,589.9	$(0.9)	$903.2	$15,493.9

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net loss	$(215.6)	$(168.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72.6	78.4
Stock-based compensation	136.5	143.2
Amortization of acquired intangible assets	264.9	270.0
Restructuring related impairment charges	0.7	10.1
Deferred income taxes	(22.2)	(139.1)
Other expense, net	21.8	12.8
Changes in assets and liabilities:
Accounts receivable	239.7	191.3
Prepaid expenses and other assets	85.8	7.9
Inventories	38.8	41.2
Accounts payable	(58.3)	(104.8)
Accrued employee compensation	(92.2)	(60.1)
Accrued liabilities and other non-current liabilities	(148.0)	(73.6)
Net cash provided by operating activities	324.5	208.4
Cash flows from investing activities:
Purchases of technology licenses	(0.5)	(2.8)
Purchases of property and equipment	(91.5)	(99.8)
Other, net	(9.9)	(0.1)
Net cash used in investing activities	(101.9)	(102.7)
Cash flows from financing activities:
Repurchases of common stock	(150.0)	—
Proceeds from employee stock plans	2.3	7.5
Tax withholding paid on behalf of employees for net share settlement	(74.1)	(72.6)
Dividend payments to stockholders	(51.8)	(51.4)
Payments on technology license obligations	(30.2)	(50.0)
Proceeds from borrowings	—	200.0
Principal payments of debt	(21.9)	(21.9)
Net cash provided by (used in) financing activities	(325.7)	11.6
Net increase (decrease) in cash and cash equivalents	(103.1)	117.3
Cash and cash equivalents at beginning of period	950.8	911.0
Cash and cash equivalents at end of period	$847.7	$1,028.3

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 4, 2024, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2024 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 had a 53-week year. Fiscal 2025 is a 52-week year.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended
	May 4, 2024	% of Total	April 29, 2023	% of Total
Net revenue by end market:
Data center	$816.4	70%	$435.8	33%
Enterprise networking	153.1	13%	364.6	27%
Carrier infrastructure	71.8	6%	289.9	22%
Consumer	42.0	4%	142.1	11%
Automotive/industrial	77.6	7%	89.3	7%
	$1,160.9		$1,321.7

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended
	May 4, 2024	% of Total	April 29, 2023	% of Total
Net revenue based on destination of shipment:
China	$529.6	46%	$515.7	39%
United States	216.5	19%	187.3	14%
Singapore	111.3	9%	112.3	8%
Thailand	65.0	5%	45.4	3%
Malaysia	53.0	5%	98.5	7%
Taiwan	42.6	4%	53.8	4%
Finland	22.4	2%	80.1	6%
Japan	17.3	1%	43.8	3%
Other	103.2	9%	184.8	16%
	$1,160.9		$1,321.7

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended
	May 4, 2024	% of Total	April 29, 2023	% of Total
Net revenue by customer type:
Direct customers	$608.1	52%	$890.8	67%
Distributors	552.8	48%	430.9	33%
	$1,160.9		$1,321.7

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the three months ended May 4, 2024 that was included in deferred revenue balance at February 3, 2024 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 4. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at May 4, 2024 and February 3, 2024 (in millions):

	May 4, 2024	February 3, 2024
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche	$678.1	$700.0
Term Loan Total	678.1	700.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	500.0
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	500.0
Senior Notes Total	3,499.9	3,499.9
Total borrowings	$4,178.0	$4,199.9
Less: Unamortized debt discount and issuance cost	(32.1)	(34.0)
Net carrying amount of debt	$4,145.9	$4,165.9
Less: Current portion (1)	118.3	107.3
Non-current portion	$4,027.6	$4,058.6

(1)As of May 4, 2024, the current portion of outstanding debt that is due within twelve months includes a portion of the 2026 Term Loan - 5-Year Tranche. The weighted-average interest rate on short-term debt outstanding at May 4, 2024 and February 3, 2024 was 6.793% and 6.830%, respectively.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 5-Year Tranche Loan has a stated floating interest rate which equates to adjusted term SOFR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 5.111% as of May 4, 2024. The 5-Year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the three months ended May 4, 2024, the Company repaid $21.9 million of the principal outstanding of the 5-Year Tranche Loan. As of May 4, 2024, the Company has $678.1 million of 5-Year Tranche Loan borrowings outstanding.

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at May 4, 2024.

As of May 4, 2024, the 2023 Revolving Credit Facility was undrawn and available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan Agreement covenants discussed above.

As of May 4, 2024, the Company was in compliance with its debt covenants for the credit agreements discussed above.

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

The 2029 Senior Notes have a 5.5-year term and mature on February 15, 2029 and the 2033 Senior Notes have a 10-year term and mature on September 15, 2033. The stated and effective interest rates for the 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the 2033 Senior Notes are 5.950% and 6.082%, respectively. The Company may redeem the 2029 and 2033 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in 2029 and 2033 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2029 and 2033 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2029 and 2033 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2029 and 2033 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of May 4, 2024, the Company had $1.0 billion borrowings outstanding from 2029 and 2033 Senior Notes.

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

The 2026 Senior Notes have a 5-year term and mature on April 15, 2026, the 2028 Senior Notes have a 7-year term and mature on April 15, 2028, and the 2031 Senior Notes have a 10-year term and mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the 2026, 2028 and 2031 Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the 2026, 2028 and 2031 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2026, 2028 and 2031 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2026, 2028 and 2031 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2026, 2028 and 2031 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of May 4, 2024, the Company had $2.0 billion borrowings outstanding from 2026, 2028 and 2031 Senior Notes.

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

As of May 4, 2024, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

Interest Expense and Future Contractual Maturities

During the three months ended May 4, 2024, the Company recognized $46.8 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three months ended April 29, 2023, the Company recognized $50.5 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of May 4, 2024, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$87.5
2026	131.2
2027	959.4
2028	—
2029	1,249.9
Thereafter	1,750.0
Total	$4,178.0

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Total future unconditional purchase commitments as of May 4, 2024, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2025	$620.1	$104.3
2026	253.2	76.5
2027	132.3	40.9
2028	130.1	36.7
2029	128.0	38.7
Thereafter	402.7	118.2
Total unconditional purchase commitments	$1,666.4	$415.3

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. During the first quarter of fiscal 2025, the Company worked with its foundry and test & assembly suppliers to amend certain manufacturing supply capacity reservation agreements, which resulted in reducing the Company’s related purchase level commitments. The Company currently estimates that it has agreed to purchase level commitments of at least $1.2 billion of wafers, substrates, and other manufacturing products for the remainder of fiscal 2025 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $73.5 million for the remainder of fiscal 2025 through 2026. Such purchase commitments are summarized in the preceding table.

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

Note 6. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of May 4, 2024 and February 3, 2024 was $11.6 billion.

Acquired Intangible Assets, Net

As of May 4, 2024 and February 3, 2024, net carrying amounts excluding fully amortized intangible assets were as follows (in millions, except for weighted-average remaining amortization period):

	May 4, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,019.0	$(2,794.0)	$2,225.0	3.6
Customer contracts and related relationships	2,179.0	(1,273.4)	905.6	3.1
Trade names	50.0	(30.4)	19.6	2.0
Total acquired amortizable intangible assets	$7,248.0	$(4,097.8)	$3,150.2	3.5
IPR&D	589.0	—	589.0	n/a
Total acquired intangible assets	$7,837.0	$(4,097.8)	$3,739.2

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	February 3, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,989.0	$(2,613.5)	$2,375.5	3.8
Customer contracts and related relationships	2,179.0	(1,191.5)	987.5	3.3
Trade names	50.0	(27.9)	22.1	2.2
Total acquired amortizable intangible assets	$7,218.0	$(3,832.9)	$3,385.1	3.6
IPR&D	619.0	—	619.0	n/a
Total acquired intangible assets	$7,837.0	$(3,832.9)	$4,004.1

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain Cavium customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 7 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization expense for acquired intangible assets for the three months ended May 4, 2024 and April 29, 2023 was $264.9 million and $270.0 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of May 4, 2024 (in millions):

Fiscal Year	Amount
Remainder of 2025	$792.0
2026	1,003.4
2027	835.9
2028	279.2
2029	113.1
Thereafter	126.6
$3,150.2

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at May 4, 2024
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	—	62.7	—	62.7
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.3	—	0.3
Other non-current assets:
Marketable equity investments	7.5	—	—	7.5
Severance pay fund	—	0.5	—	0.5
Total assets	$7.5	$63.5	$—	$71.0

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of May 4, 2024 and February 3, 2024, non-marketable equity investments had a carrying value of $50.5 million and $45.8 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

	Fair Value Measurements at February 3, 2024
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$2.6	$—	$2.6
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1.2	—	1.2
Other non-current assets:
Marketable equity investments	9.3	—	—	9.3
Severance pay fund	—	0.5	—	0.5
Total assets	$9.3	$4.3	$—	$13.6

Fair Value of Debt

The Company classified the 2026 Term Loan, 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2026 Term Loan approximates its fair value as the 2026 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.3 billion at May 4, 2024 and February 3, 2024, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 8. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2024 (the “Fiscal 2024 Plan”) to streamline the organization and optimize resources. Restructuring charges are mainly comprised of severance, other one-time termination benefits, impairment and write-off of purchased IP licenses, and other costs. The Company recorded restructuring and other related charges of $4.1 million for the three months ended May 4, 2024 related to the Fiscal 2024 Plan. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2025.

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Employee severance	$3.7	$47.4
Impairment and write-off of assets
Purchased IP licenses	—	8.1
Other	0.4	4.4
	$4.1	$59.9

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance	Other	Total
Balance at February 3, 2024	$15.5	$1.5	$17.0
Charges	3.7	0.4	4.1
Net cash payments	(10.1)	(1.1)	(11.2)
Non-cash items	—	0.7	0.7
Balance at May 4, 2024	9.1	1.5	10.6
Less: non-current portion	—	0.8	0.8
Current portion	$9.1	$0.7	$9.8

The current and non-current portions of the restructuring liability at May 4, 2024 of $9.8 million and $0.8 million are included as a component of accrued liabilities and other non-current liabilities respectively in the accompanying unaudited condensed consolidated balance sheets.

Note 9. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how the Company does business, discrete items, and acquisitions, as well as the integration of such acquisitions.

The Company recorded income tax expense of $17.8 million for the three months ended May 4, 2024. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The benefit of the tax incentives on the Company’s earnings per share was approximately $0.01 per share and $0.01 per share for the three months ended May 4, 2024 and April 29, 2023, respectively.

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

Note 10. Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended
	May 4, 2024	April 29, 2023
Numerator:
Net loss	$(215.6)	$(168.9)
Denominator:
Weighted-average shares — basic	865.0	856.7
Effect of dilutive securities:
Stock-based awards	—	—
Weighted-average shares — diluted	865.0	856.7
Net loss per share:
Basic	$(0.25)	$(0.20)
Diluted	$(0.25)	$(0.20)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Weighted-average shares outstanding:
Stock-based awards	11.5	18.9

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three months ended May 4, 2024 and April 29, 2023 due to the net losses reported in those periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 11. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $268.1 million for the three months ended May 4, 2024, of which $268.1 million remained subject to servicing by the Company as of May 4, 2024. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material.

	May 4, 2024	February 3, 2024
Inventories:
Work-in-process	$527.1	$523.8
Finished goods	299.3	340.6
Inventories	$826.4	$864.4

	May 4, 2024	February 3, 2024
Property and equipment, net:
Machinery and equipment	$1,397.2	$1,376.2
Land, buildings, and leasehold improvements	320.0	312.4
Computer software	122.1	116.5
Furniture and fixtures	31.8	31.7
	1,871.1	1,836.8
Less: Accumulated depreciation	(1,113.1)	(1,080.8)
Property and equipment, net	$758.0	$756.0

	May 4, 2024	February 3, 2024
Other non-current assets:
Prepaid ship and debit	$495.6	$547.6
Technology licenses	324.8	350.6
Prepayments on supply capacity reservation agreements	303.1	302.5
Operating right-of-use assets	203.6	203.6
Non-marketable equity investments	50.5	45.8
Other	54.6	56.8
Other non-current assets	$1,432.2	$1,506.9

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	May 4, 2024	February 3, 2024
Accrued liabilities:
Variable consideration estimates (1)	$493.7	$610.7
Technology license obligations	87.7	105.7
Accrued legal reserve	78.9	76.5
Lease liabilities - current portion	38.1	39.4
Deferred revenue	33.9	43.2
Accrued interest payable	23.8	41.3
Accrued warranty expense	21.9	25.5
Accrued income taxes payable	20.9	17.8
Deferred non-recurring engineering credits	15.3	21.7
Other	46.8	51.1
Accrued liabilities	$861.0	$1,032.9

(1) Substantially all of the variable consideration estimate is comprised of the ship & debit accrual reserve, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	May 4, 2024	February 3, 2024
Other non-current liabilities:
Lease liabilities - non-current	$196.6	$196.0
Technology license obligations	188.3	196.5
Non-current income taxes payable	64.6	56.6
Deferred tax liabilities	51.5	58.7
Other	16.0	16.5
Other non-current liabilities	$517.0	$524.3

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)
Net current-period other comprehensive income (loss), net of tax	(0.7)
Balance at May 4, 2024	$0.4

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5
Net current-period other comprehensive income (loss), net of tax	(0.9)
Balance at April 29, 2023	$(0.9)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. As of May 4, 2024, $3.1 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended May 4, 2024, the Company repurchased 2.2 million shares of its common stock for $150.0 million. During the three months ended April 29, 2023, the Company did not repurchase shares of its common stock. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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
•risks related to the potential impact of significant events or natural disasters, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, sea level rise, and power outages), particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third-party manufacturing partners or suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
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

Net revenue in the first quarter of fiscal 2025 was $1.2 billion and was 12% lower than net revenue of $1.3 billion in the first quarter of fiscal 2024. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the carrier infrastructure end market by 75%, from the enterprise networking end market by 58%, from the consumer end market by 70% and from the automotive/industrial end market by 13%. The decreases were partially offset by an increase in sales from the data center end market by 87% compared to the three months ended April 29, 2023.

We have seen strong revenue growth from our data center end market, driven by demand for our electro-optics products from AI applications. In addition, starting in the first quarter of fiscal 2025, we have also started to benefit from initial shipments of our custom AI compute products. In our enterprise networking and carrier infrastructure end markets, in response to a period of inventory correction and soft industry demand, customers have decreased their demand for our products. In addition, we have continued to see low demand from our OEM customers in China.

To secure capacity over the long term, we have entered into and expect to continue to enter into capacity reservation arrangements with certain foundries and partners for substrates. See “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. During the three months ended May 4, 2024, we repurchased 2.2 million shares of our common stock for $150.0 million. As of May 4, 2024, $3.1 billion remained available for future stock repurchases.

As of May 4, 2024, a total of 315.0 million shares have been repurchased since inception of our current and previous stock repurchase programs for an aggregate total of $4.7 billion in cash. We returned $201.8 million to stockholders in the three months ended May 4, 2024 through $150.0 million in repurchases of shares of our common stock and $51.8 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $847.7 million at May 4, 2024, which were $103.1 million lower than our balance at February 3, 2024 of $950.8 million.

Sales and Customer Composition. Our accounts receivable was concentrated with two customers at May 4, 2024, who represented a total of 70% of gross accounts receivable, compared with four customers at April 29, 2023, who represented 55% of gross accounts receivable. During the three months ended May 4, 2024, there were two customers in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the three months ended April 29, 2023, there was one customer, in addition to two distributors, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to significant customers and distributors whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	May 4, 2024	April 29, 2023
Customer:
Customer A	*	15%
Customer B	15%	*
Customer C	11%	*
Distributor:
Distributor A	39%	16%
Distributor B	*	11%
*Less than 10% of net revenue.

We regularly monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 73% of our net revenue in the three months ended May 4, 2024, and approximately 69% of our net revenue in the three months ended April 29, 2023. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended May 4, 2024 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended
	May 4, 2024	April 29, 2023
Net revenue	100.0%	100.0%
Cost of goods sold	54.5	57.8
Gross profit	45.5	42.2
Operating expenses:
Research and development	41.0	36.4
Selling, general and administrative	17.2	15.1
Restructuring related charges	0.4	4.5
Total operating expenses	58.6	56.0
Operating loss	(13.1)	(13.8)
Interest and other loss, net	(3.9)	(3.8)
Loss before income taxes	(17.0)	(17.6)
Provision (benefit) for income taxes	1.6	(4.8)
Net loss	(18.6)%	(12.8)%

Three months ended May 4, 2024 and April 29, 2023

Net Revenue

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Net revenue	$1,160.9	$1,321.7	(12.2)%

Our net revenue for the three months ended May 4, 2024 decreased by $160.8 million compared to net revenue for the three months ended April 29, 2023. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the carrier infrastructure end market by 75%, from the enterprise networking end market by 58%, from the consumer end market by 70% and from the automotive/industrial end market by 13%. The decreases were partially offset by an increase in sales from the data center end market by 87% compared to the three months ended April 29, 2023.

The overall decreases in net revenue of 12% for the three months ended May 4, 2024 was primarily driven by lower unit shipments across all of our end markets except the data center end market, partially offset by higher average selling prices for certain products as well as an increase in demand for our optical products, driven by AI applications.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Cost of goods sold	$633.1	$764.5	(17.2)%
% of net revenue	54.5%	57.8%
Gross profit	$527.8	$557.2	(5.3)%
% of net revenue	45.5%	42.2%

Cost of goods sold as a percentage of net revenue decreased for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, which was primarily due to a shift in product mix. As a result, gross margin for the three months ended May 4, 2024 increased by 3.3 percentage points compared to the three months ended April 29, 2023.

Research and Development

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Research and development	$476.1	$480.7	(1.0)%
% of net revenue	41.0%	36.4%

Research and development expense was relatively flat in the three months ended May 4, 2024, compared to the three months ended April 29, 2023.

Selling, General and Administrative

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Selling, general and administrative	$199.9	$199.0	0.5%
% of net revenue	17.2%	15.1%

Selling, general and administrative expense was relatively flat in the three months ended May 4, 2024, compared to the three months ended April 29, 2023.

Restructuring Related Charges

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Restructuring related charges	$4.1	$59.9	(93.2)%
% of net revenue	0.4%	4.5%

We recognized $4.1 million of total restructuring related charges in the three months ended May 4, 2024 as a result of our restructuring plan to streamline our organization and optimize resources. Refer to “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Interest expense	$(48.8)	$(52.7)	(7.4)%
Interest income and other, net	3.3	2.8	17.9%
Interest and other loss, net	$(45.5)	$(49.9)	(8.8)%
% of net revenue	(3.9)%	(3.8)%

Interest and other loss, net decreased by $4.4 million in the three months ended May 4, 2024, compared to the three months ended April 29, 2023. The decrease was primarily due to a decrease in interest expense driven by lower outstanding term loan balances, partially offset by interest expense associated with the 2029 and 2033 Senior Notes issued during the third quarter of fiscal 2024.

Provision (Benefit) for Income Taxes

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$17.8	$(63.4)	(128.1)%

Our income tax expense for the three months ended May 4, 2024 was $17.8 million compared to a tax benefit of $63.4 million for the three months ended April 29, 2023. Our income tax expense of $17.8 million for the three months ended May 4, 2024 differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax benefit for the three months ended April 29, 2023 differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

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

We also continue to evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in Part II, Item 1A, “Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of May 4, 2024 consisted of approximately $847.7 million of cash and cash equivalents, of which approximately $603.1 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

As of May 4, 2024, we had total borrowings outstanding of $4.2 billion, consisting of $3.5 billion of senior notes outstanding and $678.1 million outstanding under our 5-Year Tranche Loan (“2026 Term Loan”).

During the three months ended May 4, 2024, we repaid $21.9 million of the principal outstanding of the 2026 Term Loan.

We have a revolving credit facility with a borrowing capacity of up to $1.0 billion and a 5-year term (“2023 Revolving Credit Facility”). As of May 4, 2024, the 2023 Revolving Credit Facility is undrawn and will be available for draw down through April 14, 2028.

For a description of our contractual obligations including debt and purchase commitments, see “Note 4 – Debt,” and “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. In addition, see “Note 9 – Income Tax” regarding tax related contingencies and uncertain tax positions in the Notes to Unaudited Condensed Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three months ended May 4, 2024, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 11 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended May 4, 2024 was $324.5 million. We had a net loss of $215.6 million adjusted for the following non-cash items: amortization of acquired intangible assets of $264.9 million, stock-based compensation expense of $136.5 million, depreciation and amortization of $72.6 million, deferred income tax benefit of $22.2 million, and $21.8 million of net loss from other non-cash items. Cash inflow from working capital of $65.8 million for the three months ended May 4, 2024 was primarily driven by decreases in accounts receivable, prepaid expenses and other assets, and inventory, partially offset by decreases in accrued liabilities and other non-current liabilities, accrued employee compensation, and accounts payable. The decrease in accounts receivable was primarily due to decreased sales. The decrease in prepaid expenses and other assets was primarily driven by a decrease in prepaid ship and debits due to lower inventory balances at distributors, a decrease in prepaid corporate income tax, partially offset by payments on supply capacity reservation agreements, net of refunds. The decrease in inventory was primarily a result of managing the supply chain in a slower demand environment. The decrease in accrued liabilities and other non-current liabilities was primarily driven by lower ship and debit claims accrual due to lower inventory balances at distributors, interest payments net of accruals, and a decrease in stock rotation accruals. The decrease in accrued employee compensation was due to bonus payout of our annual employee bonus plan. The decrease in accounts payable was primarily due to the timing of payments.

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

Cash Flows from Investing Activities

For the three months ended May 4, 2024, net cash used in investing activities of $101.9 million was primarily driven by purchases of property and equipment of $91.5 million.

For the three months ended April 29, 2023, net cash used in investing activities of $102.7 million was primarily driven by purchases of property and equipment of $99.8 million.

Cash Flows from Financing Activities

For the three months ended May 4, 2024, net cash used in financing activities of $325.7 million was primarily attributable to $150.0 million repurchases of common stock, $74.1 million for tax withholding payments on behalf of employees for net share settlements, $51.8 million for payment of our quarterly dividends, $30.2 million payments on technology license obligations, and $21.9 million repayment of debt principal, partially offset by $2.3 million in proceeds from the issuance of common stock under our employee stock plans.

For the three months ended April 29, 2023, net cash provided by financing activities of $11.6 million was primarily attributable to $200.0 million drawdown from our 2023 Revolving Credit Facility and $7.5 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by $72.6 million for tax withholding payments on behalf of employees for net share settlements, $51.4 million for payment of our quarterly dividends, $50.0 million payments on technology license obligations, and $21.9 million repayment of debt principal.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. We also discuss updates of our significant commitments in “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended May 4, 2024.

Indemnification Obligations

See “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan. See “Note 4 – Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $6.1 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at May 4, 2024, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 4, 2024.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability and recessions or political conditions, such as the tariffs and trade restrictions with China, Russia and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry and the U.S. National Science and Technology Council’s designation of semiconductors as a critical and emerging technology;
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

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, high or rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions have resulted in the past, and could result in the future, in higher inventory levels and the resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, or conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

World-wide markets for our 5G, Cloud and AI products may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions continue to worsen, overall spending on our 5G, Cloud and AI products, may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G, Cloud and AI markets, develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, Cloud systems, or products for the AI markets, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G, Cloud, and AI, are still emerging, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G, Cloud and AI markets.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2024, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 72% of our net revenue for the fiscal year ended February 3, 2024. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition”.

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

In addition, there has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships (for example, Cisco acquired Acacia Communications in 2021). Mergers or restructuring among our customers, or their end customers, could increase our customer concentration with a particular customer or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Such future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers have, and others may in the future, cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, customers who have purchase commitments may not honor those commitments. Due to their inability to predict demand or for other reasons, during the last few years some of our customers have accumulated excess inventories and, as a consequence, they either have deferred or they may defer future purchases of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management.

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

The products we develop and sell are primarily used for high-volume applications. While prices of our products have increased at times due to inflation and additional costs resulting from securing an increase in supply, the prices of our products have historically decreased. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

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

No Guarantee of Capacity or Supply

The ability of each of our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. When demand is strong, availability of our partners’ capacity may be constrained or not available, and with certain exceptions our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and most of our manufacturing partners can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. Most of our manufacturing partners may reallocate capacity to their customers offering them a better margin or rate of return than provided by us. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages or labor shortages, or lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

Uncertain Yields and Quality

The fabrication of our products is a complex and technically demanding process. Our manufacturing partners have from time to time experienced manufacturing defects and lower manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our partners, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in other significant costs. See also, “Costs related to defective products could have a material adverse effect on us.”

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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions, and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron Technology, Inc.'s products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Then in July 2023, China announced restrictions on the export of gallium and geranium, both of which are used in the manufacture of semiconductors, stating that such restrictions are intended to protect China’s national security. While we don’t expect these announced restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while the Russian invasion of Ukraine (including related export and other business sanctions on Russia) has not had a material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, on May 14, 2024, the Biden administration announced new tariffs on certain goods to encourage China to eliminate what the administration believes to be unfair trade practices regarding technology transfer, intellectual property, and innovation. The administration is directing increases in tariffs on $18 billion of imports from China across certain strategic sectors including semiconductors. As a result, the tariff rate on semiconductors will increase from 25% to 50% by 2025. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 73% and 69% of our net revenue in the three months ended May 4, 2024 and April 29, 2023, respectively.

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

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities. This strategy, and our willingness to use cash to pay for such transactions, may be adversely impacted by high or increasing interest rates.

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

As of May 4, 2024, we had a total of $4.2 billion debt outstanding, which consisted of $3.5 billion of senior notes outstanding and $678.1 million outstanding under our 2026 Term Loan. We also had $1.0 billion of availability under our 2023 Revolving Credit Facility.

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
•exposing us to interest rate risk to the extent of our variable rate indebtedness, particularly in the current environment of high or rising interest rates; and
•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

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

Since closing our acquisition of Inphi in April 2021, we have been domiciled in the United States. As such, the income from all of our foreign subsidiaries has been subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires that GILTI income be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently subject to additional taxes under the IRA, if in the future, we become subject to these taxes it could materially affect our financial results, including our earnings and cash flows.

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

We had approximately $11.6 billion of goodwill and $3.7 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of May 4, 2024. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

During fiscal 2024, we made changes to our business to streamline our organization and optimize resources, which resulted in recognition of $131.1 million of restructuring related charges including $28.6 million of impairment and asset write-offs.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on sustainability matters. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements including both voluntary and mandatory disclosure requirements that may impact how we and our business partners, suppliers and customers conduct business. While we have certain sustainability initiatives at the Company, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives, including our diversity initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states have enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our sustainability practices including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, such investors may not invest in the Company and it could negatively affect the price of our common stock.

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

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States (including in individual states), the European Union, and China there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 5 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of any material litigation matters in which we may be currently engaged.

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

We have implemented cybersecurity processes, as discussed in more detail below, taking guidance from recognized cybersecurity frameworks, to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective.

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

Our business also requires us to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to, or releases of, confidential information have in the past occurred with these third parties and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws.

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

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K, and have implemented processes for our systems taking guidance from recognized cybersecurity frameworks, such as U.S. National Institute of Standards and Technology (“NIST”) Cyber Security Framework in an effort to mitigate risks. As part of these proactive measures, we maintain a Cybersecurity Incident Response and Escalation Process with defined roles, responsibilities, and reporting protocols that is periodically reviewed, tested, and updated. The Company has an Executive Cyber Response and Disclosure Committee (consisting of senior executives from the business, finance, operations and legal functions), which is responsible for determining what actions are necessary to respond to cybersecurity events, with input from the Chief Security Officer (“CSO”) and other subject matter experts directly participating in incident response efforts.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Additionally, on a quarterly basis, our Audit Committee receives reports from the Chief Information Officer, Chief Security Officer, and other members of management. As part of its annual assessment, the Audit Committee evaluates significant risks related to our business including cybersecurity risks and provides such information to our Board of Directors. Our Internal Audit team also reviews our cybersecurity governance and controls annually.

Our cybersecurity risk management program encompasses periodic risk assessments, designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment. More specifically, an independent third-party performs a regular penetration test of our IT infrastructure. In addition to our penetration testing, an independent third-party security firm is engaged to perform additional security controls testing and provide an independent report to our executive team. This external assessment provides us and our Audit Committee with a comprehensive evaluation of our security posture.

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

Cybersecurity Governance

Our Board of Directors considers cybersecurity and other information technology risk as part of its risk oversight function. The Audit Committee receives quarterly reports from our CSO on our cybersecurity risks and risk management program. Our cybersecurity team, led by our CSO, who reports directly to our Executive Vice President and Chief Operations Officer, is responsible for assessing and managing risks from cybersecurity threats. The CSO and his team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and any retained external cybersecurity experts. Our CSO has over 20 years of security experience managing global security organizations including architecture, operations, strategy, applications, infrastructure, support and execution. The information security team collectively have decades of relevant experience in the industry and many hold various cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager. Further, we invest in regular, ongoing cybersecurity training for our team.

The CSO reports such cybersecurity threats and incidents to the Audit Committee. These reports may be included in, or in addition to, his regular quarterly reports to the Audit Committee. In addition, pursuant to our internal procedures, in the event of a significant cybersecurity incident, members of senior management will report such threats and incidents in a timely manner directly to the Audit Committee and, when appropriate, to the full Board of Directors.

GENERAL RISK FACTORS

We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner, we may also lose future business relationships or otherwise experience negative consequences. Despite layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was hired by another semiconductor company in fiscal 2023), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

We have adopted a hybrid work policy for our employees, where employees have the option to split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have adopted plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of our hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.5 billion of shares of stock have been repurchased under that program as of May 4, 2024. In the first quarter of fiscal 2025, our Board of Directors increased the repurchase program mentioned above and authorized an additional $3.0 billion to that repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of May 4, 2024, there was $3.1 billion remaining available for future stock repurchases under the prior authorization.

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

Our business was adversely impacted by the effects of the COVID-19 pandemic and may be similarly adversely impacted by future pandemics. In addition to global and domestic macroeconomic effects, during fiscal 2022 and fiscal 2023 the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, sub-contractors and customers were disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Although the pandemic related restrictions above have ceased in most places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal 2023, the COVID-19 pandemic continued to disrupt business activities, trade, and supply chains in many countries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended May 4, 2024.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended May 4, 2024 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
February 4, 2024 to March 2, 2024	—	$—	—	$299.5
March 3, 2024 to March 30, 2024	1.4	$67.63	1.4	$3,206.9
March 31, 2024 to May 4, 2024	0.8	$72.57	0.8	$3,149.5
Total	2.2	$69.44	2.2

(1)The monthly periods presented above for the three months ended May 4, 2024, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1.0 billion stock repurchase plan with no fixed expiration. On October 16, 2018, we announced that our Board of Directors authorized a $700.0 million addition to the balance of our existing stock repurchase plan. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. Our existing stock repurchase program had approximately $304.0 million of repurchase authority remaining as of October 16, 2018 prior to the approved addition. We intend to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 5. Other Information

(c) During the quarter ended May 4, 2024, the following trading plans were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares
Officers
Matthew J. Murphy	Chairman, President and Chief Executive Officer	Adopted	4/4/2024	9/16/2024	9/12/2025	Sales	36,000
Raghib Hussein	President, Products and Technologies	Adopted	3/27/2024	7/1/2024	3/27/2026	Sales	200,000
Willem Meintjes	Chief Financial Officer	Adopted	4/8/2024	7/15/2024	6/30/2025	Sales	18,000

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation , the LENDERS party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2	Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.	10-Q	001-40357	10.3.2	12/1/2023

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2	First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement	10-Q	001-40357	10.4.2	12/1/2023

10.5#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.5.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.5.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.5.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.5.4#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7#	5/27/2022

10.5.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8#	5/27/2022

10.5.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.5.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024				Filed herewith

10.5.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.6#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.6.1#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.8#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.9#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.10#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.11#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.12#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.13#	Fiscal 2025 Named Executive Officer Compensation				Filed herewith

10.14#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.15	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.16#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.17#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.18#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.19	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.20#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: May 31, 2024	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)