Form 10-Q
period 2024-08-03
Marvell Technology, Inc.
filed 2024-08-30
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of August 23, 2024 was 866.2 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	August 3, 2024	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$808.7	$950.8
Accounts receivable, net	1,060.1	1,121.6
Inventories	817.8	864.4
Prepaid expenses and other current assets	77.3	125.9
Total current assets	2,763.9	3,062.7
Property and equipment, net	781.5	756.0
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	3,463.4	4,004.1
Deferred tax assets	347.5	311.9
Other non-current assets	1,350.2	1,506.9
Total assets	$20,293.4	$21,228.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453.4	$411.3
Accrued liabilities	763.8	1,032.9
Accrued employee compensation	200.0	262.7
Short-term debt	129.3	107.3
Total current liabilities	1,546.5	1,814.2
Long-term debt	3,996.5	4,058.6
Other non-current liabilities	545.5	524.3
Total liabilities	6,088.5	6,397.1
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,732.9	14,845.3
Accumulated other comprehensive income (loss)	(0.4)	1.1
Accumulated deficit	(529.3)	(16.7)
Total stockholders’ equity	14,204.9	14,831.4
Total liabilities and stockholders’ equity	$20,293.4	$21,228.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net revenue	$1,272.9	$1,340.9	$2,433.8	$2,662.6
Cost of goods sold	685.3	819.8	1,318.4	1,584.3
Gross profit	587.6	521.1	1,115.4	1,078.3
Operating expenses:
Research and development	486.7	474.8	962.8	955.5
Selling, general and administrative	197.3	210.0	397.2	409.0
Restructuring related charges	4.0	42.0	8.1	101.9
Total operating expenses	688.0	726.8	1,368.1	1,466.4
Operating loss	(100.4)	(205.7)	(252.7)	(388.1)
Interest expense	(48.4)	(53.8)	(97.2)	(106.5)
Interest income and other, net	2.6	7.9	5.9	10.7
Interest and other loss, net	(45.8)	(45.9)	(91.3)	(95.8)
Loss before income taxes	(146.2)	(251.6)	(344.0)	(483.9)
Provision (benefit) for income taxes	47.1	(44.1)	64.9	(107.5)
Net loss	$(193.3)	$(207.5)	$(408.9)	$(376.4)

Net loss per share — basic	$(0.22)	$(0.24)	$(0.47)	$(0.44)

Net loss per share — diluted	$(0.22)	$(0.24)	$(0.47)	$(0.44)

Weighted-average shares:
Basic	865.7	860.9	865.4	858.8
Diluted	865.7	860.9	865.4	858.8
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss	$(193.3)	$(207.5)	$(408.9)	$(376.4)
Other comprehensive loss, net of tax
Net change in unrealized loss on cash flow hedges	(0.8)	(0.1)	(1.5)	(1.0)
Other comprehensive loss, net of tax	(0.8)	(0.1)	(1.5)	(1.0)
Comprehensive loss, net of tax	$(194.1)	$(207.6)	$(410.4)	$(377.4)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
Issuance of common stock in connection with equity incentive plans	2.2	—	2.2	—	—	2.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(74.1)	—	—	(74.1)
Stock-based compensation	—	—	137.3	—	—	137.3
Repurchase of common stock	(2.2)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(215.6)	(215.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at May 4, 2024	865.5	$1.7	$14,760.7	$0.4	$(284.1)	$14,478.7
Issuance of common stock in connection with equity incentive plans	3.2	—	49.3	—	—	49.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(57.6)	—	—	(57.6)
Stock-based compensation	—	—	155.5	—	—	155.5
Repurchase of common stock	(2.5)	—	(175.0)	—	—	(175.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.9)	(51.9)
Net loss	—	—	—	—	(193.3)	(193.3)
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Balance at August 3, 2024	866.2	$1.7	$14,732.9	$(0.4)	$(529.3)	$14,204.9

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	3.8	—	8.3	—	—	8.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(72.6)	—	—	(72.6)
Stock-based compensation	—	—	142.2	—	—	142.2
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.4)	(51.4)
Net loss	—	—	—	—	(168.9)	(168.9)
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Balance at April 29, 2023	859.9	$1.7	$14,589.9	$(0.9)	$903.2	$15,493.9
Issuance of common stock in connection with equity incentive plans	3.4	—	52.1	—	—	52.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(51.2)	—	—	(51.2)
Stock-based compensation	—	—	154.0	—	—	154.0
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Net loss	—	—	—	—	(207.5)	(207.5)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Balance at July 29, 2023	863.3	$1.7	$14,744.8	$(1.0)	$644.0	$15,389.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(408.9)	$(376.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	148.9	153.9
Stock-based compensation	291.4	296.0
Amortization of acquired intangible assets	540.6	541.8
Restructuring related impairment charges	2.3	31.4
Deferred income taxes	(58.3)	(226.7)
Other expense, net	33.1	21.7
Changes in assets and liabilities:
Accounts receivable	61.5	(16.9)
Prepaid expenses and other assets	221.7	(39.3)
Inventories	48.0	52.5
Accounts payable	34.8	(86.8)
Accrued employee compensation	(59.2)	(59.0)
Accrued liabilities and other non-current liabilities	(225.0)	28.7
Net cash provided by operating activities	630.9	320.9
Cash flows from investing activities:
Purchases of technology licenses	(5.7)	(3.0)
Purchases of property and equipment	(139.7)	(210.9)
Acquisitions, net of cash acquired	(10.4)	(5.5)
Other, net	0.9	(0.3)
Net cash used in investing activities	(154.9)	(219.7)
Cash flows from financing activities:
Repurchases of common stock	(325.0)	—
Proceeds from employee stock plans	51.6	60.4
Tax withholding paid on behalf of employees for net share settlement	(131.7)	(123.8)
Dividend payments to stockholders	(103.7)	(103.1)
Payments on technology license obligations	(65.5)	(78.6)
Proceeds from borrowings	—	250.0
Principal payments of debt	(43.8)	(593.7)
Net cash used in financing activities	(618.1)	(588.8)
Net decrease in cash and cash equivalents	(142.1)	(487.6)
Cash and cash equivalents at beginning of period	950.8	911.0
Cash and cash equivalents at end of period	$808.7	$423.4

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended August 3, 2024, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2024 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2024	% of Total	July 29, 2023	% of Total	August 3, 2024	% of Total	July 29, 2023	% of Total
Net revenue by end market:
Data center	$880.9	69%	$459.8	34%	$1,697.3	70%	$895.6	34%
Enterprise networking	151.0	12%	327.7	24%	304.1	13%	692.3	26%
Carrier infrastructure	75.9	6%	275.5	21%	147.7	6%	565.4	21%
Consumer	88.9	7%	167.7	13%	130.9	5%	309.8	12%
Automotive/industrial	76.2	6%	110.2	8%	153.8	6%	199.5	7%
	$1,272.9		$1,340.9		$2,433.8		$2,662.6

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2024	% of Total	July 29, 2023	% of Total	August 3, 2024	% of Total	July 29, 2023	% of Total
Net revenue based on destination of shipment:
China	$586.8	46%	$569.3	42%	$1,116.4	46%	$1,085.0	41%
United States	202.9	16%	202.8	15%	419.4	17%	390.1	15%
Singapore	142.2	11%	70.9	5%	253.5	10%	183.2	7%
Thailand	95.0	7%	76.0	6%	160.0	7%	121.4	5%
Malaysia	29.4	2%	39.5	3%	82.4	3%	138.0	5%
Taiwan	38.5	3%	59.1	4%	81.1	3%	112.9	4%
Japan	33.2	3%	44.0	3%	50.5	2%	87.8	3%
Philippines	34.1	3%	22.0	2%	47.2	2%	33.6	1%
Finland	19.6	2%	115.3	9%	42.0	2%	195.4	7%
Other	91.2	7%	142.0	11%	181.3	8%	315.2	12%
	$1,272.9		$1,340.9		$2,433.8		$2,662.6

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2024	% of Total	July 29, 2023	% of Total	August 3, 2024	% of Total	July 29, 2023	% of Total
Net revenue by customer type:
Direct customers	$725.7	57%	$857.3	64%	$1,333.8	55%	$1,748.1	66%
Distributors	547.2	43%	483.6	36%	1,100.0	45%	914.5	34%
	$1,272.9		$1,340.9		$2,433.8		$2,662.6

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the six months ended August 3, 2024 that was included in the deferred revenue balance at February 3, 2024 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 4. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at August 3, 2024 and February 3, 2024 (in millions):

	August 3, 2024	February 3, 2024
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche	$656.2	$700.0
Term Loan Total	656.2	700.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	500.0
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	500.0
Senior Notes Total	3,499.9	3,499.9
Total borrowings	$4,156.1	$4,199.9
Less: Unamortized debt discount and issuance cost	(30.3)	(34.0)
Net carrying amount of debt	$4,125.8	$4,165.9
Less: Current portion (1)	129.3	107.3
Non-current portion	$3,996.5	$4,058.6

(1)As of August 3, 2024, the current portion of outstanding debt that is due within twelve months includes a portion of the 2026 Term Loan - 5-Year Tranche. The weighted-average interest rate on short-term debt outstanding at August 3, 2024 and February 3, 2024 was 6.793% and 6.830%, respectively.

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

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 5-Year Tranche Loan has a stated floating interest rate which equates to adjusted term SOFR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 5.113% as of August 3, 2024. The 5-Year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the three and six months ended August 3, 2024, the Company repaid $21.9 million and $43.8 million, respectively, of the principal outstanding of the 5-Year Tranche Loan. As of August 3, 2024, the Company has $656.2 million of 5-Year Tranche Loan borrowings outstanding.

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at August 3, 2024.

As of August 3, 2024, the 2023 Revolving Credit Facility was undrawn and available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan Agreement covenants discussed above.

As of August 3, 2024, the Company was in compliance with its debt covenants for the credit agreements discussed above.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 2029 Senior Notes have a 5.5-year term and mature on February 15, 2029 and the 2033 Senior Notes have a 10-year term and mature on September 15, 2033. The stated and effective interest rates for the 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the 2033 Senior Notes are 5.950% and 6.082%, respectively. The Company may redeem the 2029 and 2033 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in 2029 and 2033 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2029 and 2033 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2029 and 2033 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2029 and 2033 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of August 3, 2024, the Company had $1.0 billion borrowings outstanding from 2029 and 2033 Senior Notes.

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

The 2026 Senior Notes have a 5-year term and mature on April 15, 2026, the 2028 Senior Notes have a 7-year term and mature on April 15, 2028, and the 2031 Senior Notes have a 10-year term and mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the 2026, 2028 and 2031 Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the 2026, 2028 and 2031 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2026, 2028 and 2031 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2026, 2028 and 2031 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2026, 2028 and 2031 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of August 3, 2024, the Company had $2.0 billion borrowings outstanding from 2026, 2028 and 2031 Senior Notes.

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

As of August 3, 2024, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

Interest Expense and Future Contractual Maturities

During the three and six months ended August 3, 2024, the Company recognized $46.5 million and $93.3 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and six months ended July 29, 2023, the Company recognized $51.9 million and $102.4 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of August 3, 2024, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$65.6
2026	131.2
2027	959.4
2028	—
2029	1,249.9
Thereafter	1,750.0
Total	$4,156.1

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test & assembly partners, and technology license fee obligations.

Total future unconditional purchase commitments as of August 3, 2024, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2025	$773.5	$56.5
2026	179.2	87.4
2027	157.3	56.3
2028	141.6	57.4
2029	128.0	50.6
Thereafter	402.7	118.2
Total unconditional purchase commitments	$1,782.3	$426.4

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. During the first and second quarters of fiscal 2025, the Company worked with its foundry and test & assembly suppliers to amend certain manufacturing supply capacity reservation agreements, which resulted in reducing the Company’s related purchase level commitments. The Company currently estimates that it has agreed to purchase level commitments of at least $970.0 million of wafers, substrates, and other manufacturing products for the remainder of fiscal 2025 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $59.6 million for the remainder of fiscal 2025 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

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

In the second quarter of fiscal 2024, the Company recognized approximately $90.0 million of charges for product related claims; such claims were fully resolved in the fourth quarter of fiscal 2024.

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

Note 6. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of August 3, 2024 and February 3, 2024 was $11.6 billion.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net

As of August 3, 2024 and February 3, 2024, net carrying amounts excluding fully amortized intangible assets were as follows (in millions, except for weighted-average remaining amortization period):

	August 3, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,166.0	$(2,972.3)	$2,193.7	3.7
Customer contracts and related relationships	2,179.0	(1,355.4)	823.6	2.8
Trade names	50.0	(32.9)	17.1	1.7
Total acquired amortizable intangible assets	$7,395.0	$(4,360.6)	$3,034.4	3.4
IPR&D	429.0	—	429.0	n/a
Total acquired intangible assets	$7,824.0	$(4,360.6)	$3,463.4

	February 3, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,989.0	$(2,613.5)	$2,375.5	3.8
Customer contracts and related relationships	2,179.0	(1,191.5)	987.5	3.3
Trade names	50.0	(27.9)	22.1	2.2
Total acquired amortizable intangible assets	$7,218.0	$(3,832.9)	$3,385.1	3.6
IPR&D	619.0	—	619.0	n/a
Total acquired intangible assets	$7,837.0	$(3,832.9)	$4,004.1

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain Cavium customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point, the IPR&D is reclassified as an amortizable acquired intangible asset and amortized over the asset’s estimated useful life. Useful lives for these IPR&D projects are expected to range between 8 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization expense for acquired intangible assets for the three and six months ended August 3, 2024 was $275.7 million and $540.6 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended July 29, 2023 was $271.8 million and $541.8 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of August 3, 2024 (in millions):

Fiscal Year	Amount
Remainder of 2025	$535.7
2026	1,023.9
2027	858.7
2028	301.9
2029	138.2
Thereafter	176.0
$3,034.4

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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at August 3, 2024
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	—	63.2	—	63.2
Other non-current assets:
Marketable equity investments	6.2	—	—	6.2
Severance pay fund	—	0.5	—	0.5
Total assets	$6.2	$63.7	$—	$69.9
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$0.4	$—	$0.4
Total liabilities	$—	$0.4	$—	$0.4

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of August 3, 2024 and February 3, 2024, non-marketable equity investments had a carrying value of $50.4 million and $45.8 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

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

Fair Value of Debt

The Company classified the 2026 Term Loan, 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2026 Term Loan approximates its fair value as the 2026 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.4 billion at August 3, 2024 and $3.3 billion at February 3, 2024, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 4 – Debt” for additional information.

Note 8. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the first quarter of fiscal 2024 (the “Fiscal 2024 Plan”) to streamline the organization and optimize resources. Restructuring charges are mainly comprised of severance, other one-time termination benefits, impairment and write-off of purchased IP licenses, and other costs. The Company recorded restructuring and other related charges of $4.0 million and $8.1 million for the three and six months ended August 3, 2024, and $42.0 million and $101.9 million for the three and six months ended July 29, 2023 related to the Fiscal 2024 Plan. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2025.

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Employee severance	$3.2	$18.7	$6.9	$66.1
Impairment and write-off of assets
Purchased IP licenses	—	20.5	—	28.6
Other	0.8	2.8	1.2	7.2
	$4.0	$42.0	$8.1	$101.9

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company recorded income tax expense of $47.1 million and $64.9 million for the three and six months ended August 3, 2024, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, and valuation allowance releases, as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The benefit of the tax incentives on the Company’s earnings per share was approximately $0.02 per share and $0.03 per share for the three and six months ended August 3, 2024, respectively. The benefit of the tax incentives on the Company’s earnings per share was approximately $0.01 per share for the six months ended July 29, 2023. No tax benefit was recorded for the three months ended July 29, 2023.

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

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net loss	$(193.3)	$(207.5)	$(408.9)	$(376.4)
Denominator:
Weighted-average shares — basic	865.7	860.9	865.4	858.8
Effect of dilutive securities:
Stock-based awards	—	—	—	—
Weighted-average shares — diluted	865.7	860.9	865.4	858.8
Net loss per share
Basic	$(0.22)	$(0.24)	$(0.47)	$(0.44)
Diluted	$(0.22)	$(0.24)	$(0.47)	$(0.44)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted-average shares outstanding:
Stock-based awards	11.2	13.7	11.5	12.1

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three and six months ended August 3, 2024 and July 29, 2023 due to the net losses reported in those periods.

Note 11. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $226.3 million and $494.4 million for the three and six months ended August 3, 2024, respectively, of which $241.5 million remained subject to servicing by the Company as of August 3, 2024. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material.

	August 3, 2024	February 3, 2024
Inventories:
Work-in-process	$584.9	$523.8
Finished goods	232.9	340.6
Inventories	$817.8	$864.4

	August 3, 2024	February 3, 2024
Property and equipment, net:
Machinery and equipment	$1,448.9	$1,376.2
Land, buildings, and leasehold improvements	305.8	312.4
Computer software	124.4	116.5
Furniture and fixtures	33.5	31.7
	1,912.6	1,836.8
Less: Accumulated depreciation	(1,131.1)	(1,080.8)
Property and equipment, net	$781.5	$756.0

	August 3, 2024	February 3, 2024
Other non-current assets:
Prepaid ship and debit	$376.9	$547.6
Technology licenses	352.7	350.6
Prepayments on supply capacity reservation agreements	300.8	302.5
Operating right-of-use assets	216.9	203.6
Non-marketable equity investments	50.4	45.8
Other	52.5	56.8
Other non-current assets	$1,350.2	$1,506.9

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 3, 2024	February 3, 2024
Accrued liabilities:
Variable consideration estimates (1)	$409.0	$610.7
Technology license obligations	67.6	105.7
Accrued income taxes payable	63.9	17.8
Accrued interest payable	43.6	41.3
Lease liabilities - current portion	40.9	39.4
Deferred revenue	39.2	43.2
Accrued legal reserve	36.9	76.5
Deferred non-recurring engineering credits	22.9	21.7
Accrued warranty expense	3.2	25.5
Other	36.6	51.1
Accrued liabilities	$763.8	$1,032.9

(1) Substantially all of the variable consideration estimate is comprised of the ship & debit accrual reserve, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	August 3, 2024	February 3, 2024
Other non-current liabilities:
Technology license obligations	$214.5	$196.5
Lease liabilities - non-current	207.2	196.0
Non-current income taxes payable	73.1	56.6
Deferred tax liabilities	35.2	58.7
Other	15.5	16.5
Other non-current liabilities	$545.5	$524.3

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)
Net current-period other comprehensive income (loss), net of tax	(1.5)
Balance at August 3, 2024	$(0.4)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(2.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4
Net current-period other comprehensive income (loss), net of tax	(1.0)
Balance at July 29, 2023	$(1.0)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. As of August 3, 2024, $3.0 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended August 3, 2024, the Company repurchased 2.5 million shares of its common stock for $175.0 million. During the six months ended August 3, 2024, the Company repurchased 4.7 million shares of its common stock for $325.0 million. During the three and six months ended July 29, 2023, the Company did not repurchase shares of its common stock. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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
•risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third parties;
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

Net revenue in the second quarter of fiscal 2025 was $1.3 billion and was 5% lower than net revenue in the second quarter of fiscal 2024. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the carrier infrastructure end market by 72%, from the enterprise networking end market by 54%, from the consumer end market by 47% and from the automotive/industrial end market by 31%. The decreases were partially offset by a 92% increase in sales from the data center end market compared to the three months ended July 29, 2023.

We have seen strong revenue growth from our data center end market, driven by demand for our electro-optics products from AI applications. In addition, we have also started to benefit from initial shipments of our custom AI compute products. In our enterprise networking and carrier infrastructure end markets, following a period of inventory correction, we have seen demand stabilize in the second quarter of fiscal 2025. We continue to see low demand from our OEM customers in China.

To secure capacity over the long term, we have entered into capacity reservation arrangements with certain foundries and partners. See “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of our existing stock repurchase program. During the six months ended August 3, 2024, we repurchased 4.7 million shares of our common stock for $325.0 million. As of August 3, 2024, $3.0 billion remained available for future stock repurchases.

We returned $428.7 million to stockholders in the six months ended August 3, 2024 through $325.0 million in repurchases of shares of our common stock and $103.7 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $808.7 million at August 3, 2024, which were $142.1 million lower than our balance at February 3, 2024 of $950.8 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at August 3, 2024 and July 29, 2023, who represented a total of 70% of gross accounts receivable. During the three and six months ended August 3, 2024, there were two customers in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the three months ended July 29, 2023, there was no net revenue attributable to a customer, other than one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the six months ended July 29, 2023, there was one customer, in addition to two distributors, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to significant customers and distributors whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Customer:
Customer A	13%	*	14%	*
Customer B	10%	*	10%	*
Customer C	*	*	*	12%
Distributor:
Distributor A	35%	21%	37%	19%
Distributor B	*	*	*	10%
*Less than 10% of net revenue.

We regularly monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 77% and 75% of our net revenue in the three and six months ended August 3, 2024, respectively, and approximately 68% and 69% of our net revenue in the three and six months ended July 29, 2023, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended August 3, 2024 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.8	61.1	54.2	59.5
Gross profit	46.2	38.9	45.8	40.5
Operating expenses:
Research and development	38.2	35.4	39.6	35.9
Selling, general and administrative	15.5	15.7	16.3	15.4
Restructuring related charges	0.4	3.1	0.3	3.8
Total operating expenses	54.1	54.2	56.2	55.1
Operating loss	(7.9)	(15.3)	(10.4)	(14.6)
Interest and other loss, net	(3.6)	(3.4)	(3.7)	(3.6)
Loss before income taxes	(11.5)	(18.7)	(14.1)	(18.2)
Provision (benefit) for income taxes	3.7	(3.3)	2.7	(4.0)
Net loss	(15.2)%	(15.4)%	(16.8)%	(14.2)%

Three and six months ended August 3, 2024 and July 29, 2023

Net Revenue

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Net revenue	$1,272.9	$1,340.9	(5.1)%	$2,433.8	$2,662.6	(8.6)%

Our net revenue for the three months ended August 3, 2024 decreased by $68.0 million compared to net revenue for the three months ended July 29, 2023. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the carrier infrastructure end market by 72%, from the enterprise networking end market by 54%, from the consumer end market by 47% and from the automotive/industrial end market by 31%. The decreases were partially offset by a 92% increase in sales from the data center end market compared to the three months ended July 29, 2023.

Our net revenue for the six months ended August 3, 2024 decreased by $228.8 million compared to net revenue for the six months ended July 29, 2023. This was due to a decrease in sales from a majority of our end markets. Sales decreased from the carrier infrastructure end market by 74%, from the enterprise networking end market by 56%, from the consumer end market by 58% and from the automotive/industrial end market by 23%. The decreases were partially offset by a 90% increase in sales from the data center end market compared to the six months ended July 29, 2023.

The overall decreases in net revenue of 5% and 9%, respectively, for the three and six months ended August 3, 2024 compared to the three and six months ended July 29, 2023, were primarily driven by lower unit shipments across all of our end markets except the data center end market, partially offset by higher average selling prices for certain products as well as an increase in demand for our optical products, driven by AI applications.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Cost of goods sold	$685.3	$819.8	(16.4)%	$1,318.4	$1,584.3	(16.8)%
% of net revenue	53.8%	61.1%		54.2%	59.5%
Gross profit	$587.6	$521.1	12.8%	$1,115.4	$1,078.3	3.4%
% of net revenue	46.2%	38.9%		45.8%	40.5%

Cost of goods sold as a percentage of net revenue decreased for the three and six months ended August 3, 2024 compared to the three and six months ended July 29, 2023, which was primarily due to a shift in product mix, as well as charges for product related claim matters in the second quarter of fiscal 2024, that were fully resolved in the fourth quarter of fiscal 2024. As a result, gross margin for the three and six months ended August 3, 2024 increased by 7.3 and 5.3 percentage points, respectively, compared to the three and six months ended July 29, 2023.

Research and Development

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Research and development	$486.7	$474.8	2.5%	$962.8	$955.5	0.8%
% of net revenue	38.2%	35.4%		39.6%	35.9%

Research and development expense increased by $11.9 million in the three months ended August 3, 2024 compared to the three months ended July 29, 2023. The increase was primarily due to higher engineering design costs, depreciation and amortization expense, and employee compensation related costs.

Research and development expense was relatively flat in the six months ended August 3, 2024 compared to the six months ended July 29, 2023.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Selling, general and administrative	$197.3	$210.0	(6.0)%	$397.2	$409.0	(2.9)%
% of net revenue	15.5%	15.7%		16.3%	15.4%

Selling, general and administrative expense decreased by $12.7 million and $11.8 million, respectively, in the three and six months ended August 3, 2024 compared to the three and six months ended July 29, 2023. The decreases were primarily due to lower acquisition related costs, as well as lower depreciation and amortization expense.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Restructuring related charges	$4.0	$42.0	(90.5)%	$8.1	$101.9	(92.1)%
% of net revenue	0.4%	3.1%		0.3%	3.8%

We recognized $4.0 million and $8.1 million of total restructuring related charges in the three and six months ended August 3, 2024, respectively, as a result of our restructuring plan to streamline our organization and optimize resources. Refer to “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Interest expense	$(48.4)	$(53.8)	(10.0)%	$(97.2)	$(106.5)	(8.7)%
Interest income and other, net	2.6	7.9	(67.1)%	5.9	10.7	(44.9)%
Interest and other loss, net	$(45.8)	$(45.9)	(0.2)%	$(91.3)	$(95.8)	(4.7)%
% of net revenue	(3.6)%	(3.4)%		(3.7)%	(3.6)%

Interest and other loss, net was relatively flat in the three months ended August 3, 2024 compared to the three months ended July 29, 2023.

Interest and other loss, net decreased by $4.5 million in the six months ended August 3, 2024 compared to the six months ended July 29, 2023. The decrease was primarily due to a decrease in interest expense driven by lower outstanding term loan balances, partially offset by interest expense associated with the 2029 and 2033 Senior Notes issued during the third quarter of fiscal 2024. In addition, we incurred factoring fees for the sales of receivables in the six months ended August 3, 2024 that were not applicable in the six months ended July 29, 2023.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$47.1	$(44.1)	(206.8)%	$64.9	$(107.5)	(160.4)%

Our income tax expense for the three months ended August 3, 2024 was $47.1 million compared to a tax benefit of $44.1 million for the three months ended July 29, 2023. Our income tax expense of $47.1 million for the three months ended August 3, 2024 differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax benefit of $44.1 million for the three months ended July 29, 2023 differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

Our income tax expense for the six months ended August 3, 2024, was $64.9 million compared to a tax benefit of $107.5 million for the six months ended July 29, 2023. Our income tax expense of $64.9 million for the six months ended August 3, 2024 differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively. Our income tax benefit of $107.5 million for the six months ended July 29, 2023 differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation, respectively.

Through the third quarter of fiscal 2024, prior to the issuance of IRS guidance in December of 2023, certain R&D costs were treated as subject to capitalization which resulted in utilization of R&D tax credits and a corresponding release of valuation allowances associated with those credits. As a result of the IRS guidance, as of the fourth quarter of fiscal 2024 we treated these R&D costs as currently deductible rather than subject to capitalization, which resulted in a reduction to our income tax payable and reinstatement of our deferred tax assets for R&D tax credits, and the corresponding full valuation allowance on such credits.

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

Liquidity and Capital Resources

Our principal source of liquidity as of August 3, 2024 consisted of approximately $808.7 million of cash and cash equivalents, of which approximately $580.5 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

As of August 3, 2024, we had total borrowings outstanding of $4.2 billion, consisting of $3.5 billion of senior notes outstanding and $656.2 million outstanding under our 5-Year Tranche Loan (“2026 Term Loan”).

During the three and six months ended August 3, 2024, we repaid $21.9 million and $43.8 million of the principal outstanding of the 2026 Term Loan.

We have a revolving credit facility with a borrowing capacity of up to $1.0 billion and a 5-year term (“2023 Revolving Credit Facility”). As of August 3, 2024, the 2023 Revolving Credit Facility is undrawn and will be available for draw down through April 14, 2028.

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

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three and six months ended August 3, 2024, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 11 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended August 3, 2024 was $630.9 million. We had a net loss of $408.9 million adjusted for the following non-cash items: amortization of acquired intangible assets of $540.6 million, stock-based compensation expense of $291.4 million, depreciation and amortization of $148.9 million, deferred income tax benefit of $58.3 million, and $33.1 million of net loss from other non-cash items. Cash inflow from working capital of $81.8 million for the six months ended August 3, 2024 was primarily driven by decreases in accounts receivable, prepaid expenses and other assets, and inventories, and an increase in accounts payable, partially offset by decreases in accrued liabilities and other non-current liabilities, and accrued employee compensation. The decrease in accounts receivable was primarily due to decreased sales. The decrease in prepaid expenses and other assets was primarily driven by a decrease in prepaid ship and debits due to lower inventory balances at distributors, and a decrease in prepaid corporate income tax, partially offset by payments on supply capacity reservation agreements, net of refunds. The decrease in inventories was primarily due to an increase in demand and focused effort on supply chain efficiency as demand improves. The increase in accounts payable was primarily due to the timing of payments. The decrease in accrued liabilities and other non-current liabilities was primarily driven by lower ship and debit claims accrual due to lower inventory balances at distributors, partially offset by increases in income tax payable, interest accruals, and stock rotation accruals. The decrease in accrued employee compensation was due to bonus payout of our annual employee bonus plan.

Net cash provided by operating activities for the six months ended July 29, 2023 was $320.9 million. We had a net loss of $376.4 million adjusted for the following non-cash items: amortization of acquired intangible assets of $541.8 million, stock-based compensation expense of $296.0 million, deferred income tax benefit of $226.7 million, depreciation and amortization of $153.9 million, restructuring related impairment charges of $31.4 million, and $21.7 million of net loss from other non-cash items. Cash outflow from working capital of $120.8 million for the six months ended July 29, 2023 was primarily driven by decreases in accounts payable and accrued employee compensation, and increases in prepaid expenses and other assets and accounts receivable, partially offset by decreases in inventories and accrued liabilities and other non-current liabilities. The decrease in accounts payable was primarily due to the timing of payments. The decrease in accrued employee compensation was due to bonus payout. The increase in prepaid expenses and other assets was primarily driven by an increase in prepaid ship and debits due to increased inventory at distributors, partially offset by refunds on supply capacity reservation agreements. The increase in accounts receivable was primarily due to increased sales, as well as timing of shipments. The decrease in inventories was primarily a result of managing the supply chain in a slower demand environment. The increase in accrued liabilities and other non-current liabilities was primarily driven by higher ship and debit claims accrual due to increased inventory at distributors, and increases in restructuring accruals and income tax payable.

Cash Flows from Investing Activities

For the six months ended August 3, 2024, net cash used in investing activities of $154.9 million was primarily driven by purchases of property and equipment of $139.7 million.

For the six months ended July 29, 2023, net cash used in investing activities of $219.7 million was primarily driven by purchases of property and equipment of $210.9 million.

Cash Flows from Financing Activities

For the six months ended August 3, 2024, net cash used in financing activities of $618.1 million was primarily attributable to $325.0 million repurchases of common stock, $131.7 million for tax withholding payments on behalf of employees for net share settlements, $103.7 million for payment of our quarterly dividends, $65.5 million payments on technology license obligations, and $43.8 million repayment of debt principal, partially offset by $51.6 million in proceeds from the issuance of common stock under our employee stock plans.

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

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. We also discuss updates of our significant commitments in “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the six months ended August 3, 2024.

Indemnification Obligations

See “Note 5 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan. See “Note 4 – Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $5.8 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at August 3, 2024, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 3, 2024.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third parties;
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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2024, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 72% of our net revenue for the fiscal year ended February 3, 2024. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition” for information for the current quarterly reporting period.

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
•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third parties; or
•customers may be subject to severe business disruptions, including, but not limited to, those driven by recessions, financial instability, actual or threatened public health emergencies, such as the COVID-19 pandemic, other global or regional macroeconomic developments, or natural disasters.

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

The products we develop and sell are primarily used for high-volume applications. While prices of our products have increased at times due to inflation and additional costs resulting from securing an increase in supply, the prices of our products have historically decreased. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margin. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

To attract new customers or retain existing customers, we may offer certain price concessions to certain customers, which could cause our average selling prices and gross margin to decline. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect to continue to have to reduce prices of existing products in the future. Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margin than we earn in our established businesses. If we are successful in growing revenue in these markets, our overall margin may decline. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result may harm our financial results.

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margin. Our margin could also be impacted, for example, by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected, currently affect and may in the future affect pricing of such commodities. For example, during the first few quarters of fiscal 2023 supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our margin.

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

Regional Concentration

Most of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, most of our third-party assembly, testing and packaging facilities are located in China, Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of most of these third-party foundries, as well as most of our assembly, testing and packaging subcontractors, we are exposed to the risk that their operations may be disrupted by regional events including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic and future pandemics, or by political, social or economic instability, or by geopolitical tensions and conflicts. For example, we were impacted by COVID outbreaks in Asia in the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries capable of producing advanced technologies and identifying and implementing alternative manufacturing facilities would be time consuming. Although there is a movement in the U.S. to build more foundries locally and the U.S. government is providing funds or other incentives for certain companies to do so, we do not expect that such foundries will be available to us to produce certain types of advanced technologies any time soon, if ever. If we need to utilize alternate manufacturing facilities, either in Taiwan or elsewhere, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

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

We have in the past including in the first few quarters of fiscal 2023, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply constraints have impacted, and in the future may impact, the kitting process for our products. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy demand for some of our products.

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

In order to secure sufficient capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we have entered into, and in the future may enter into, various arrangements with certain manufacturing partners or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with, or loans to, such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of components over extended periods. We may not be able to make such arrangements in the future in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied, and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the U.S. Department of Commerce Bureau of Industry and Security recently released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. Export restrictions reducing our sales of products to China, have in the past and may in the future adversely impact our revenues, profits and results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while the Russian invasion of Ukraine (including related export and other business sanctions on Russia) has not had a material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, on May 14, 2024, the Biden administration announced new tariffs on certain goods to encourage China to eliminate what the administration believes to be unfair trade practices regarding technology transfer, intellectual property, and innovation. The administration is directing increases in tariffs on a significant amount of imports from China across certain strategic sectors including semiconductors. As a result, the tariff rate on certain types of semiconductors will increase from 25% to 50% by 2025. This new tariff is not expected to have a direct impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 77% and 68% of our net revenue in the three months ended August 3, 2024 and July 29, 2023, respectively.

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

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner or at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business or other assets at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

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

As of August 3, 2024, we had a total of $4.2 billion debt outstanding, which consisted of $3.5 billion of senior notes outstanding and $656.2 million outstanding under our 2026 Term Loan. We also had $1.0 billion of availability under our 2023 Revolving Credit Facility.

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

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes) or obtain additional financing. In addition, if our credit ratings are downgraded, the cost of current or future borrowings under our Credit Agreements may rise and our ability to obtain additional financing or refinance our existing debt may be negatively affected. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.

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

Since closing our acquisition of Inphi in April 2021, we have been domiciled in the United States. As such, the income from all of our foreign subsidiaries has been subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires that GILTI income be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently subject to additional taxes under the IRA, if in the future, we become subject to these taxes it could materially affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions (including the United States, Singapore, and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. Such proposed changes have not generally been enacted into law in most of the primary jurisdictions in which we operate. On February 16, 2024, Singapore announced in its budget that it plans to implement aspects of Pillar Two, including a 15% minimum top up tax for periods beginning on or after January 1, 2025, and Singapore also announced that it plans to implement certain new tax credit regimes that could reduce future Singapore income taxes. No legislation in Singapore has been enacted at this time regarding Pillar Two or the aforementioned tax credits, and the effects of any future legislation on us are not currently estimable, but if enacted, could be material to our financial results, earnings, and cash flows. On July 29, 2024, the Israeli Ministry of Finance announced that it intends to implement Qualified Domestic Minimum Top-up Tax (“QDMTT”) in Israel from 2026 onward. Israel plans on examining the adoption of the Income Inclusion Rule (“IIR”) and the Under-taxed Payment Rule (“UTPR”) after implementation period for the Israeli QDMTT mechanism has passed. No legislation in Israel has been enacted at this time regarding Pillar Two and the effects of any future legislation on us are not currently determinable. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. We do not believe Pillar Two has any material effect on us at this time, and the effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, could have a material effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

We had approximately $11.6 billion of goodwill and $3.5 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of August 3, 2024. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

We are a party to certain contracts with the U.S. government, federal prime contractors, and federal subcontractors. Our contracts with the U.S. government or its subcontractors are subject to various procurement regulations and other requirements relating to their formation, administration and performance. These regulations and requirements include supply chain restrictions that may prohibit the sourcing of materials, supplies, or services from foreign entities including those located in or organized in China. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with the U.S. government, federal prime contractors, and federal subcontractors could adversely impact our future sales and operating results.

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

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (collectively referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 5 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of any material litigation matters in which we may be currently engaged.

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

Our business also requires us to work with and in some cases to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to, or releases of, confidential information have in the past occurred with these third parties and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws. In addition, we may be subject to losses of access to all or part our systems as a result of our use of third-party services or software, which losses may not always be the result of malicious activity, and we cannot guarantee that any such future outages will not materially impact the Company.

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

Our information security team plays a pivotal role in managing our cybersecurity risk. They oversee security controls and orchestrate our response to incidents—whether they originate internally or from our vendors, suppliers or other third parties that we conduct business with. As part of our vendor selection process, we evaluate cybersecurity risks in appropriate situations. Furthermore, we conduct tabletop exercises periodically. These simulations allow us to test our response strategies across various business functions, increasing preparedness for real-world incidents. When risks are identified through our processes, we analyze their potential impact on the Company and assess the likelihood of occurrence. Our monitoring efforts help us to timely mitigate and remediate risks and incidents. As part of our commitment to security awareness, information security training is mandatory for every employee and contractor. This ongoing compliance program reinforces best practices and helps to foster a security-conscious culture.

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

The CSO reports cybersecurity threats and incidents to the Audit Committee. These reports may be included in, or in addition to, his regular quarterly reports to the Audit Committee. In addition, pursuant to our internal procedures, in the event of a significant cybersecurity incident, members of senior management will report such threats and incidents in a timely manner directly to the Audit Committee and, when appropriate, to the full Board of Directors.

GENERAL RISK FACTORS

We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner, we may also lose future business relationships or otherwise experience negative consequences. Despite recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was hired by another semiconductor company in fiscal 2023), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our Board of Directors had authorized a $700.0 million addition to our previously existing $1.0 billion stock repurchase program. An aggregate of $1.7 billion worth of shares of our common stock have been repurchased under that program as of August 3, 2024. In the first quarter of fiscal 2025, our Board of Directors increased the repurchase program mentioned above and authorized an additional $3.0 billion to that repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of August 3, 2024, there was $3.0 billion remaining available for future stock repurchases under the prior authorization.

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

We cannot provide any assurances that any future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, our insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our business was adversely impacted by the effects of the COVID-19 pandemic and may be similarly adversely impacted by future pandemics. In addition to global and domestic macroeconomic effects, during fiscal 2022 and fiscal 2023 the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, and customers were disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Although the pandemic related restrictions above have ceased in most places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted in the past, and may result in the future in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal 2023, the COVID-19 pandemic continued to disrupt business activities, trade, and supply chains in many countries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended August 3, 2024.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended August 3, 2024 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
May 5, 2024 to June 1, 2024	—	$—	—	$3,149.5
June 2, 2024 to June 29, 2024	1.5	$70.07	1.5	$3,044.6
June 30, 2024 to August 3, 2024	1.0	$72.77	1.0	$2,974.5
Total	2.5	$71.13	2.5

(1)The monthly periods presented above for the three months ended August 3, 2024, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

Item 5. Other Information

(c) During the quarter ended August 3, 2024, the following trading plans were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares
Officers
Matthew J. Murphy	Chairman, President and Chief Executive Officer	Terminated	6/17/2024	9/16/2024	9/12/2025	Sales	36,000
Matthew J. Murphy	Chairman, President and Chief Executive Officer	Adopted	6/17/2024	9/16/2024	9/12/2025	Sales	72,000
Christopher Koopmans	Chief Operations Officer	Adopted	6/17/2024	9/16/2024	6/13/2025	Sales	54,000

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation , the LENDERS party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2	Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.	10-Q	001-40357	10.3.2	12/1/2023

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2	First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement	10-Q	001-40357	10.4.2	12/1/2023

10.5#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.5.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.5.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.5.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as amended June 2021	10-Q	001-40357	10.21	8/27/2021

10.5.4#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7	5/27/2022

10.5.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.5.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.5.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.5.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.6#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.6.1#	Amended and restated form of subscription agreement under the 2000 ESPP as amended June 2021	10-Q	001-40357	10.22	8/27/2021

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.8#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.9#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.10#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.11#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.12#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.13#	Fiscal 2025 Named Executive Officer Compensation	10-Q	001-40357	10.13	5/31/2024

10.14#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.15	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.16#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.17#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.18#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.19	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.20#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: August 30, 2024	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)