Form 10-Q
period 2024-11-02
Marvell Technology, Inc.
filed 2024-12-04
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of November 27, 2024 was 865.3 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	November 2, 2024	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$868.1	$950.8
Accounts receivable, net	997.9	1,121.6
Inventories	859.4	864.4
Prepaid expenses and other current assets	91.4	125.9
Total current assets	2,816.8	3,062.7
Property and equipment, net	781.9	756.0
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	2,957.7	4,004.1
Deferred tax assets	406.5	311.9
Other non-current assets	1,165.8	1,506.9
Total assets	$19,715.6	$21,228.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538.1	$411.3
Accrued liabilities	825.2	1,032.9
Accrued employee compensation	270.9	262.7
Short-term debt	129.4	107.3
Total current liabilities	1,763.6	1,814.2
Long-term debt	3,965.5	4,058.6
Other non-current liabilities	613.6	524.3
Total liabilities	6,342.7	6,397.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,629.0	14,845.3
Accumulated other comprehensive income (loss)	(0.3)	1.1
Accumulated deficit	(1,257.5)	(16.7)
Total stockholders’ equity	13,372.9	14,831.4
Total liabilities and stockholders’ equity	$19,715.6	$21,228.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net revenue	$1,516.1	$1,418.6	$3,949.9	$4,081.2
Cost of goods sold	1,166.7	867.4	2,485.1	2,451.7
Gross profit	349.4	551.2	1,464.8	1,629.5
Operating expenses:
Research and development	488.6	481.1	1,451.4	1,436.6
Selling, general and administrative	205.3	213.0	602.5	622.0
Restructuring related charges	358.3	3.4	366.4	105.3
Total operating expenses	1,052.2	697.5	2,420.3	2,163.9
Operating loss	(702.8)	(146.3)	(955.5)	(534.4)
Interest expense	(47.2)	(52.6)	(144.4)	(159.1)
Interest income and other, net	(0.5)	11.4	5.4	22.1
Interest and other loss, net	(47.7)	(41.2)	(139.0)	(137.0)
Loss before income taxes	(750.5)	(187.5)	(1,094.5)	(671.4)
Benefit from income taxes	(74.2)	(23.2)	(9.3)	(130.7)
Net loss	$(676.3)	$(164.3)	$(1,085.2)	$(540.7)

Net loss per share — basic	$(0.78)	$(0.19)	$(1.25)	$(0.63)

Net loss per share — diluted	$(0.78)	$(0.19)	$(1.25)	$(0.63)

Weighted-average shares:
Basic	865.7	862.6	865.5	860.1
Diluted	865.7	862.6	865.5	860.1
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net loss	$(676.3)	$(164.3)	$(1,085.2)	$(540.7)
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on cash flow hedges	0.1	(0.4)	(1.4)	(1.4)
Other comprehensive income (loss), net of tax	0.1	(0.4)	(1.4)	(1.4)
Comprehensive loss, net of tax	$(676.2)	$(164.7)	$(1,086.6)	$(542.1)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
Issuance of common stock in connection with equity incentive plans	2.2	—	2.2	—	—	2.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(74.1)	—	—	(74.1)
Stock-based compensation	—	—	137.3	—	—	137.3
Repurchase of common stock	(2.2)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(215.6)	(215.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at May 4, 2024	865.5	$1.7	$14,760.7	$0.4	$(284.1)	$14,478.7
Issuance of common stock in connection with equity incentive plans	3.2	—	49.3	—	—	49.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(57.6)	—	—	(57.6)
Stock-based compensation	—	—	155.5	—	—	155.5
Repurchase of common stock	(2.5)	—	(175.0)	—	—	(175.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.9)	(51.9)
Net loss	—	—	—	—	(193.3)	(193.3)
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Balance at August 3, 2024	866.2	$1.7	$14,732.9	$(0.4)	$(529.3)	$14,204.9
Issuance of common stock in connection with equity incentive plans	1.6	—	0.9	—	—	0.9
Tax withholdings related to net share settlement of restricted stock units	—	—	(58.6)	—	—	(58.6)
Stock-based compensation	—	—	153.8	—	—	153.8
Repurchase of common stock	(2.6)	—	(200.0)	—	—	(200.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.9)	(51.9)
Net loss	—	—	—	—	(676.3)	(676.3)
Other comprehensive income	—	—	—	0.1	—	0.1
Balance at November 2, 2024	865.2	$1.7	$14,629.0	$(0.3)	$(1,257.5)	$13,372.9

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	3.8	—	8.3	—	—	8.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(72.6)	—	—	(72.6)
Stock-based compensation	—	—	142.2	—	—	142.2
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.4)	(51.4)
Net loss	—	—	—	—	(168.9)	(168.9)
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Balance at April 29, 2023	859.9	$1.7	$14,589.9	$(0.9)	$903.2	$15,493.9
Issuance of common stock in connection with equity incentive plans	3.4	—	52.1	—	—	52.1
Tax withholdings related to net share settlement of restricted stock units	—	—	(51.2)	—	—	(51.2)
Stock-based compensation	—	—	154.0	—	—	154.0
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Net loss	—	—	—	—	(207.5)	(207.5)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Balance at July 29, 2023	863.3	$1.7	$14,744.8	$(1.0)	$644.0	$15,389.5
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(44.9)	—	—	(44.9)
Stock-based compensation	—	—	154.7	—	—	154.7
Repurchase of common stock	(0.8)	—	(50.0)	—	—	(50.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(164.3)	(164.3)
Other comprehensive loss	—	—	—	(0.4)	—	(0.4)
Balance at October 28, 2023	864.3	$1.7	$14,805.2	$(1.4)	$427.9	$15,233.4

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net loss	$(1,085.2)	$(540.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225.5	226.0
Stock-based compensation	449.8	454.5
Amortization of acquired intangible assets	805.5	811.6
Restructuring related impairment charges	524.1	32.2
Deferred income taxes	(106.2)	(283.7)
Other expense, net	42.1	39.9
Changes in assets and liabilities:
Accounts receivable	123.7	(22.4)
Prepaid expenses and other assets	176.2	14.4
Inventories	(60.2)	123.1
Accounts payable	109.8	(87.5)
Accrued employee compensation	11.9	0.7
Accrued liabilities and other non-current liabilities	(49.8)	55.8
Net cash provided by operating activities	1,167.2	823.9
Cash flows from investing activities:
Purchases of technology licenses	(6.2)	(3.3)
Purchases of property and equipment	(214.7)	(265.3)
Acquisitions, net of cash acquired	(10.4)	(5.5)
Other, net	0.9	(0.2)
Net cash used in investing activities	(230.4)	(274.3)
Cash flows from financing activities:
Repurchases of common stock	(525.0)	(50.0)
Proceeds from employee stock plans	52.4	61.1
Tax withholding paid on behalf of employees for net share settlement	(190.3)	(168.7)
Dividend payments to stockholders	(155.6)	(154.9)
Payments on technology license obligations	(124.4)	(110.2)
Proceeds from borrowings	—	1,295.3
Principal payments of debt	(76.6)	(1,600.6)
Other, net	—	(7.0)
Net cash used in financing activities	(1,019.5)	(735.0)
Net decrease in cash and cash equivalents	(82.7)	(185.4)
Cash and cash equivalents at beginning of period	950.8	911.0
Cash and cash equivalents at end of period	$868.1	$725.6

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended November 2, 2024, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2024 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosures. The update requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements disclosures. The Company does not expect the adoption of this new standard to have a material effect on the Company’s results of operations or financial condition.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) requiring disaggregated disclosure of certain expense captions into specified categories in the notes to financial statements on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2024	% of Total	October 28, 2023	% of Total	November 2, 2024	% of Total	October 28, 2023	% of Total
Net revenue by end market:
Data center	$1,101.1	73%	$555.8	39%	$2,798.4	71%	$1,451.4	36%
Enterprise networking	150.9	10%	271.1	19%	455.0	12%	963.4	24%
Carrier infrastructure	84.7	6%	316.5	22%	232.4	6%	881.9	22%
Consumer	96.5	6%	168.7	12%	227.4	6%	478.5	12%
Automotive/industrial	82.9	5%	106.5	8%	236.7	5%	306.0	6%
	$1,516.1		$1,418.6		$3,949.9		$4,081.2

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2024	% of Total	October 28, 2023	% of Total	November 2, 2024	% of Total	October 28, 2023	% of Total
Net revenue based on destination of shipment:
China	$658.4	43%	$605.3	43%	$1,774.8	45%	$1,690.3	41%
United States	256.0	17%	217.1	15%	675.4	17%	607.2	15%
Singapore	46.1	3%	73.5	5%	299.6	8%	256.7	6%
Taiwan	198.5	13%	22.9	2%	279.6	7%	135.8	3%
Thailand	73.3	5%	94.5	7%	233.3	6%	215.9	5%
Malaysia	40.3	3%	31.6	2%	122.7	3%	169.5	4%
Japan	55.8	4%	37.5	3%	106.3	3%	125.4	3%
Finland	32.5	2%	158.4	11%	74.5	2%	353.7	9%
Other	155.2	10%	177.8	12%	383.7	9%	526.7	14%
	$1,516.1		$1,418.6		$3,949.9		$4,081.2

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2024	% of Total	October 28, 2023	% of Total	November 2, 2024	% of Total	October 28, 2023	% of Total
Net revenue by customer type:
Direct customers	$895.4	59%	$937.6	66%	$2,229.2	56%	$2,685.7	66%
Distributors	620.7	41%	481.0	34%	1,720.7	44%	1,395.5	34%
	$1,516.1		$1,418.6		$3,949.9		$4,081.2

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the nine months ended November 2, 2024 that was included in the deferred revenue balance at February 3, 2024 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. The Company has elected the practical expedient and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 4. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability.

Fiscal 2025 Plan

A restructuring plan was initiated during the third quarter of fiscal 2025 (the “Fiscal 2025 Plan”) to increase research and development investment in the data center end market and reduce investment in new product development in other end markets including the cancellation of certain future product releases. As a result, the Company was required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. The Company utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities and compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. The Company’s assumptions included future expected revenues, expenses, capital expenditures and other costs, discount rate, and whether or not alternative uses were available for affected assets.

The Company recognized $715.1 million of total restructuring and other related charges for the three and nine months ended November 2, 2024 related to the Fiscal 2025 Plan. Restructuring charges were mainly comprised of impairment and write-off of acquired intangible assets, purchased technology licenses, inventories, property and equipment, and other non-current assets, as well as recognition of future contractual obligations, accrued legal reserve, severance, other one-time termination benefits, and other costs. The restructuring charges included $159.0 million impairment of capitalized purchased technology licenses that the Company has ceased use of in the third quarter of fiscal 2025. In addition, the Company recognized $97.8 million of restructuring charges related to payment obligations for future services associated with these technology licensing agreements. See “Note 8 – Commitments and Contingencies” for additional information. The Company expects the Fiscal 2025 Plan to be substantially completed by the end of fiscal 2026.

Fiscal 2024 Plan

A restructuring plan was initiated during the first quarter of fiscal 2024 (the “Fiscal 2024 Plan”) to streamline the organization and optimize resources. Restructuring charges were mainly comprised of severance, other one-time termination benefits, impairment and write-off of purchased technology licenses and equipment, and other costs. The Company recorded restructuring and other related charges of $8.1 million for the nine months ended November 2, 2024, and $3.4 million and $105.3 million for the three and nine months ended October 28, 2023, respectively, related to the Fiscal 2024 Plan. As of the third quarter of fiscal 2025, substantially all actions relating to the Fiscal 2024 Plan have been completed.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table provides a summary of restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Restructuring related charges included in cost of goods sold	$356.8	$—	$356.8	$—
Restructuring related charges included in operating expenses	358.3	3.4	366.4	105.3
Restructuring related charges included in net loss	$715.1	$3.4	$723.2	$105.3

The following table presents details of the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Employee severance and related costs	$6.7	$3.0	$13.6	$69.1
Impairment and write-off of assets
Acquired intangible assets	240.1	—	240.1	—
Purchased technology licenses	159.0	—	159.0	28.6
Inventories	62.0	—	62.0	—
Property and equipment	34.0	—	34.0	1.3
Other non-current assets	25.2	—	25.2	—
Recognition of future contractual obligations	114.0	—	114.0	—
Accrued legal reserve	50.0	—	50.0	—
Other	24.1	0.4	25.3	6.3
	$715.1	$3.4	$723.2	$105.3

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance and Related Costs	Other Exit-Related Costs	Total
Balance at February 3, 2024	$15.5	$1.5	$17.0
Charges (1)	13.6	187.8	201.4
Net cash payments	(22.3)	(0.9)	(23.2)
Non-cash items (2)	—	170.5	170.5
Balance at November 2, 2024	6.8	358.9	365.7
Less: non-current portion	—	236.9	236.9
Current portion	$6.8	$122.0	$128.8

(1)Impairment and other non-cash charges of $521.8 million recognized in the current quarter were recorded directly to the unaudited condensed consolidated statements of operations and were not included in the restructuring liability balances above.
(2)Includes recognition of restructuring liabilities for future contractual obligations as a result of the cease use of related assets.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The current portion of the restructuring liability is comprised of $120.8 million and $8.0 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note 5. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of November 2, 2024 and February 3, 2024 was $11.6 billion.

Acquired Intangible Assets, Net

As of November 2, 2024 and February 3, 2024, net carrying amounts excluding fully amortized intangible assets were as follows (in millions, except for weighted-average remaining amortization period):

	November 2, 2024
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,296.6)	$1,865.4	3.8
Customer contracts and related relationships	2,179.0	(1,437.4)	741.6	2.6
Trade names	50.0	(35.3)	14.7	1.5
Total acquired amortizable intangible assets	$7,391.0	$(4,769.3)	$2,621.7	3.4
In-process research and development	336.0	—	336.0	n/a
Total acquired intangible assets	$7,727.0	$(4,769.3)	$2,957.7

The Company regularly assesses the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the acquired intangible assets may not be recoverable. During the quarter ended November 2, 2024, impairment charges of $240.1 million related to certain acquired developed technologies intangible assets were recognized as part of restructuring actions. The gross carrying amounts and accumulated amortization of fully impaired intangible assets were excluded from the table above. See “Note 4 – Restructuring” for further information.

	February 3, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,989.0	$(2,613.5)	$2,375.5	3.8
Customer contracts and related relationships	2,179.0	(1,191.5)	987.5	3.3
Trade names	50.0	(27.9)	22.1	2.2
Total acquired amortizable intangible assets	$7,218.0	$(3,832.9)	$3,385.1	3.6
In-process research and development	619.0	—	619.0	n/a
Total acquired intangible assets	$7,837.0	$(3,832.9)	$4,004.1

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The in-process research and development (“IPR&D”) will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point, the IPR&D is reclassified as an amortizable acquired intangible asset and amortized over the asset’s estimated useful life. Useful lives for these IPR&D projects are expected to range between 8 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Amortization expense for acquired intangible assets for the three and nine months ended November 2, 2024 was $264.9 million and $805.5 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended October 28, 2023 was $269.8 million and $811.6 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of November 2, 2024 (in millions):

Fiscal Year	Amount
Remainder of 2025	$247.0
2026	941.7
2027	811.3
2028	282.1
2029	129.0
Thereafter	210.6
$2,621.7

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at November 2, 2024
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$49.3	$—	$49.3
Other non-current assets:
Marketable equity investments	9.3	—	—	9.3
Severance pay fund	—	0.5	—	0.5
Total assets	$9.3	$49.8	$—	$59.1
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$0.3	$—	$0.3
Total liabilities	$—	$0.3	$—	$0.3

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of November 2, 2024 and February 3, 2024, non-marketable equity investments had a carrying value of $49.4 million and $45.8 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

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

Fair Value of Debt

The Company classified the 2026 Term Loan, 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2026 Term Loan approximates its fair value as the 2026 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.4 billion at November 2, 2024 and $3.3 billion at February 3, 2024, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 7 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at November 2, 2024 and February 3, 2024 (in millions):

	November 2, 2024	February 3, 2024
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche	$623.4	$700.0
Term Loan Total	623.4	700.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	500.0
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	500.0
Senior Notes Total	3,499.9	3,499.9
Total borrowings	$4,123.3	$4,199.9
Less: Unamortized debt discount and issuance cost	(28.4)	(34.0)
Net carrying amount of debt	$4,094.9	$4,165.9
Less: Current portion (1)	129.4	107.3
Non-current portion	$3,965.5	$4,058.6

(1)As of November 2, 2024, the current portion of outstanding debt that is due within twelve months includes a portion of the 2026 Term Loan - 5-Year Tranche. The weighted-average interest rate on short-term debt outstanding at November 2, 2024 and February 3, 2024 was 6.171% and 6.830%, respectively.

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

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 5-Year Tranche Loan has a stated floating interest rate which equates to adjusted term SOFR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 4.980% as of November 2, 2024. The 5-Year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the three and nine months ended November 2, 2024, the Company repaid $32.8 million and $76.6 million, respectively, of the principal outstanding of the 5-Year Tranche Loan. As of November 2, 2024, the Company had $623.4 million of 5-Year Tranche Loan borrowings outstanding.

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at November 2, 2024.

As of November 2, 2024, the 2023 Revolving Credit Facility was undrawn and available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan Agreement covenants discussed above.

As of November 2, 2024, the Company was in compliance with its debt covenants for the credit agreements discussed above.

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

The 2029 Senior Notes have a 5.5-year term and mature on February 15, 2029 and the 2033 Senior Notes have a 10-year term and mature on September 15, 2033. The stated and effective interest rates for the 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the 2033 Senior Notes are 5.950% and 6.082%, respectively. The Company may redeem the 2029 and 2033 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in 2029 and 2033 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2029 and 2033 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2029 and 2033 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2029 and 2033 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of November 2, 2024, the Company had $1.0 billion borrowings outstanding from 2029 and 2033 Senior Notes.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 2026 Senior Notes have a 5-year term and mature on April 15, 2026, the 2028 Senior Notes have a 7-year term and mature on April 15, 2028, and the 2031 Senior Notes have a 10-year term and mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the 2026, 2028 and 2031 Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the 2026, 2028 and 2031 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2026, 2028 and 2031 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2026, 2028 and 2031 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2026, 2028 and 2031 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of November 2, 2024, the Company had $2.0 billion borrowings outstanding from 2026, 2028 and 2031 Senior Notes.

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

As of November 2, 2024, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Interest Expense and Future Contractual Maturities

During the three and nine months ended November 2, 2024, the Company recognized $45.6 million and $138.9 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and nine months ended October 28, 2023, the Company recognized $49.6 million and $152.0 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of November 2, 2024, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$32.8
2026	131.2
2027	959.4
2028	—
2029	1,249.9
Thereafter	1,750.0
Total	$4,123.3

Note 8. Commitments and Contingencies

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

Total future unconditional purchase commitments as of November 2, 2024, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test & Assembly Partners	Technology License Fees
Remainder of 2025	$640.8	$21.9
2026	557.8	86.5
2027	131.1	56.7
2028	96.5	56.4
2029	68.4	50.6
Thereafter	248.8	118.2
Total unconditional purchase commitments	$1,743.4	$390.3

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. During the first and second quarters of fiscal 2025, the Company worked with its foundry and test & assembly suppliers to amend certain manufacturing supply capacity reservation agreements, which resulted in reducing the Company’s related purchase level commitments. The Company currently estimates that it has agreed to purchase level commitments of at least $615.1 million of wafers, substrates, and other manufacturing products for the remainder of fiscal 2025 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $59.6 million for the remainder of fiscal 2025 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

In September 2021, the Company entered into a technology licensing agreement with a vendor which provides complete access to the vendor’s intellectual property portfolio for 10 years. The arrangement provides access to intellectual property over the term of the contract, including existing intellectual property, as well as intellectual property in development, and to be developed in the future. The contract provides support and maintenance over the term of the contract as well. In the third quarter of fiscal 2025, the Company ceased use of this arrangement due to restructuring actions taken during the quarter, resulting in recognition of asset impairment charges. See “Note 4 – Restructuring” for further information. Aggregate remaining fees of $268.5 million are payable quarterly over the contract term.

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

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. In the third quarter of fiscal 2025, the Company reserved $50.0 million in relation to a contractual disagreement with a customer that was influenced by the restructuring actions initiated by the Fiscal 2025 Plan. See “Note 4 – Restructuring” for additional information. This disagreement remains unresolved as of the third quarter ended November 2, 2024. The ultimate outcome of this and other Legal Matters involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial statements, results of operations or cash flows.

As of the end of the third quarter of fiscal 2024, the Company recognized approximately $198.0 million of charges for product related claims; such claims were fully resolved in the fourth quarter of fiscal 2024.

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

The Company recorded income tax benefit of $74.2 million and $9.3 million for the three and nine months ended November 2, 2024, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. No tax benefit was recorded for the three and nine months ended November 2, 2024 and October 28, 2023.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net loss	$(676.3)	$(164.3)	$(1,085.2)	$(540.7)
Denominator:
Weighted-average shares — basic	865.7	862.6	865.5	860.1
Effect of dilutive securities:
Stock-based awards	—	—	—	—
Weighted-average shares — diluted	865.7	862.6	865.5	860.1
Net loss per share
Basic	$(0.78)	$(0.19)	$(1.25)	$(0.63)
Diluted	$(0.78)	$(0.19)	$(1.25)	$(0.63)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted-average shares outstanding:
Stock-based awards	11.0	11.0	11.1	8.7

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three and nine months ended November 2, 2024 and October 28, 2023 due to the net losses reported in those periods.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 11. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $248.8 million and $743.2 million for the three and nine months ended November 2, 2024, respectively, of which $284.3 million remained subject to servicing by the Company as of November 2, 2024. Total trade accounts receivable sold under the factoring arrangement were $174.4 million for the three and nine months ended October 28, 2023, of which $174.4 million remained subject to servicing by the Company as of October 28, 2023. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material.

	November 2, 2024	February 3, 2024
Inventories:
Work-in-process	$643.9	$523.8
Finished goods	215.5	340.6
Inventories	$859.4	$864.4

	November 2, 2024	February 3, 2024
Property and equipment, net:
Machinery and equipment	$1,514.7	$1,376.2
Land, buildings, and leasehold improvements	302.6	312.4
Computer software	127.0	116.5
Furniture and fixtures	33.5	31.7
	1,977.8	1,836.8
Less: Accumulated depreciation	(1,195.9)	(1,080.8)
Property and equipment, net	$781.9	$756.0

	November 2, 2024	February 3, 2024
Other non-current assets:
Prepaid ship and debits	$385.7	$547.6
Prepayments on supply capacity reservation agreements	288.2	302.5
Operating right-of-use assets	213.7	203.6
Technology licenses	164.0	350.6
Non-marketable equity investments	49.4	45.8
Other	64.8	56.8
Other non-current assets	$1,165.8	$1,506.9

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	November 2, 2024	February 3, 2024
Accrued liabilities:
Variable consideration estimates (1)	$468.3	$610.7
Accrued restructuring	120.8	16.1
Technology license obligations	47.7	105.7
Lease liabilities - current portion	43.2	39.4
Deferred revenue	34.5	43.2
Accrued income tax payable	33.4	17.8
Accrued interest payable	22.7	41.3
Accrued warranty expense	16.9	25.5
Accrued legal reserve	1.1	76.5
Other	36.6	56.7
Accrued liabilities	$825.2	$1,032.9

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	November 2, 2024	February 3, 2024
Other non-current liabilities:
Non-current restructuring liabilities	$236.9	$0.9
Lease liabilities - non-current	203.2	196.0
Non-current income tax payable	72.0	56.6
Deferred tax liabilities	46.3	58.7
Technology license obligations	37.0	196.5
Other	18.2	15.6
Other non-current liabilities	$613.6	$524.3

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)
Net current-period other comprehensive income (loss), net of tax	(1.4)
Balance at November 2, 2024	$(0.3)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(3.6)
Amounts reclassified from accumulated other comprehensive income (loss)	2.2
Net current-period other comprehensive income (loss), net of tax	(1.4)
Balance at October 28, 2023	$(1.4)

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. As of November 2, 2024, $2.8 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended November 2, 2024, the Company repurchased 2.6 million shares of its common stock for $200.0 million. During the nine months ended November 2, 2024, the Company repurchased 7.3 million shares of its common stock for $525.0 million. During the three and nine months ended October 28, 2023, the Company repurchased 0.8 million shares of its common stock for $50.0 million pursuant to a 10b5-1 trading plan. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

Subsequent Event - Equity Warrant

Subsequent to quarter end, the Company issued a warrant to a customer to purchase an aggregate of up to 4,180,683 of the Company’s common stock at an exercise price of $87.7706 per share over a seven-year term expiring in December 2031. The warrant is eligible for vesting upon meeting certain revenue milestone conditions or time-based conditions. The Company expects to account for the transaction as an equity classified transaction and recognize the fair value of the grant as a reduction of revenue during the vesting term of the customer contract.

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
•risks related to our dependence on a few customers for a significant portion of our revenue, particularly as our major customers comprise an increasing percentage of our revenue, as well as risks related to a significant portion of our sales being concentrated in the data center end market;
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

Net revenue in the third quarter of fiscal 2025 was $1.5 billion and was 7% higher than net revenue in the third quarter of fiscal 2024. This was due to a 98% increase in sales from the data center end market compared to the three months ended October 28, 2023. The increase was partially offset by decreases in sales from the carrier infrastructure end market by 73%, from the enterprise networking end market by 44%, from the consumer end market by 43% and from the automotive/industrial end market by 22%.

We have seen strong revenue growth from our data center end market, driven by robust demand for our electro-optics and custom compute products from AI applications. In addition, following a period of inventory correction, we have started to see demand stabilize in our enterprise networking and carrier infrastructure end markets.

To secure capacity over the long term, we have entered into capacity reservation arrangements with certain foundries and partners. See “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Restructuring. We continuously evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce investment in new product development in other end markets including the cancellation of certain future product releases. We recognized $715.1 million of restructuring related charges for the quarter ended November 2, 2024, mainly comprised of impairment and write-off of acquired intangible assets, purchased technology licenses, inventories, property and equipment, and other non-current assets, as well as recognition of future contractual obligations, accrued legal reserve, severance, other one-time termination benefits, and other costs. See “Note 4 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of our existing stock repurchase program. During the nine months ended November 2, 2024, we repurchased 7.3 million shares of our common stock for $525.0 million. As of November 2, 2024, $2.8 billion remained available for future stock repurchases.

We returned $680.6 million to stockholders in the nine months ended November 2, 2024 through $525.0 million in repurchases of shares of our common stock and $155.6 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $868.1 million at November 2, 2024, which were $82.7 million lower than our balance at February 3, 2024 of $950.8 million.

Sales and Customer Composition. Our accounts receivable was concentrated with four customers at November 2, 2024, who represented a total of 67% of gross accounts receivable, compared with four customers at October 28, 2023, who represented a total of 72% of gross accounts receivable. During the three and nine months ended November 2, 2024, there were two customers in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the three months ended October 28, 2023, there was one customer in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. During the nine months ended October 28, 2023, there were two customers, in addition to one distributor, whose revenue as a percentage of net revenue was 10% or greater of total net revenue. Net revenue attributable to significant customers and distributors whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Customer:
Customer A	14%	*	14%	*
Customer B	13%	*	10%	*
Customer C	*	16%	*	11%
Customer D	*	*	*	10%
Distributor:
Distributor A	33%	24%	35%	21%
*Less than 10% of net revenue.

We regularly monitor the creditworthiness of our customers and distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 74% and 75% of our net revenue in the three and nine months ended November 2, 2024, respectively, and approximately 66% and 68% of our net revenue in the three and nine months ended October 28, 2023, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended November 2, 2024 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.0	61.1	62.9	60.1
Gross profit	23.0	38.9	37.1	39.9
Operating expenses:
Research and development	32.2	33.9	36.7	35.2
Selling, general and administrative	13.6	15.0	15.3	15.2
Restructuring related charges	23.6	0.2	9.3	2.6
Total operating expenses	69.4	49.1	61.3	53.0
Operating loss	(46.4)	(10.2)	(24.2)	(13.1)
Interest and other loss, net	(3.1)	(2.9)	(3.5)	(3.3)
Loss before income taxes	(49.5)	(13.1)	(27.7)	(16.4)
Benefit from income taxes	(4.9)	(1.6)	(0.2)	(3.2)
Net loss	(44.6)%	(11.5)%	(27.5)%	(13.2)%

Three and nine months ended November 2, 2024 and October 28, 2023

Net Revenue

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Net revenue	$1,516.1	$1,418.6	6.9%	$3,949.9	$4,081.2	(3.2)%

Our net revenue for the three months ended November 2, 2024 increased by $97.5 million, or 7%, compared to net revenue for the three months ended October 28, 2023. This was primarily due to a 98% increase in sales from the data center end market which benefited from strong AI demand. The increase was partially offset by decreases in sales from the carrier infrastructure end market by 73%, from the enterprise networking end market by 44%, from the consumer end market by 43% and from the automotive/industrial end market by 22%, which have been navigating inventory corrections and soft industry demand.

Our net revenue for the nine months ended November 2, 2024 decreased by $131.3 million, or 3%, compared to net revenue for the nine months ended October 28, 2023. This was primarily due to decreases in sales from the carrier infrastructure end market by 74%, from the enterprise networking end market by 53%, from the consumer end market by 52% and from the automotive/industrial end market by 23%, which have been navigating inventory corrections and soft industry demand. The decreases were partially offset by a 93% increase in sales from the data center end market which benefited from strong AI demand.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Cost of goods sold	$1,166.7	$867.4	34.5%	$2,485.1	$2,451.7	1.4%
% of net revenue	77.0%	61.1%		62.9%	60.1%
Gross profit	$349.4	$551.2	(36.6)%	$1,464.8	$1,629.5	(10.1)%
% of net revenue	23.0%	38.9%		37.1%	39.9%

Cost of goods sold as a percentage of net revenue increased for the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023, which was primarily due to impairment charges of $356.8 million for acquired intangible assets, inventories, property and equipment, and other non-current assets associated with restructuring actions during the quarter ended November 2, 2024. The increase was partially offset by charges for product related claim matters in the three and nine months ended October 28, 2023, that were fully resolved in the fourth quarter of fiscal 2024. As a result, gross margin for the three and nine months ended November 2, 2024 decreased by 15.9 and 2.8 percentage points, respectively, compared to the three and nine months ended October 28, 2023. See “Note 4 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Research and Development

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Research and development	$488.6	$481.1	1.6%	$1,451.4	$1,436.6	1.0%
% of net revenue	32.2%	33.9%		36.7%	35.2%

Research and development expense was relatively flat in the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Selling, general and administrative	$205.3	$213.0	(3.6)%	$602.5	$622.0	(3.1)%
% of net revenue	13.6%	15.0%		15.3%	15.2%

Selling, general and administrative expense decreased by $7.7 million and $19.5 million, respectively, in the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023. The decreases were primarily due to charges for an intellectual property matter during the third quarter of fiscal 2024, as well as lower depreciation and amortization expense. The decreases were partially offset by higher employee compensation related costs.

Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Restructuring related charges	$358.3	$3.4	10,438.2%	$366.4	$105.3	248.0%
% of net revenue	23.6%	0.2%		9.3%	2.6%

We recognized $358.3 million and $366.4 million of total restructuring related charges in the three and nine months ended November 2, 2024, respectively, as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the three and nine months ended November 2, 2024 were mainly comprised of impairment and write-off of purchased technology licenses and property and equipment, as well as recognition of future contractual obligations, accrued legal reserve, severance, other one-time termination benefits, and other costs. Refer to “Note 4 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Interest expense	$(47.2)	$(52.6)	(10.3)%	$(144.4)	$(159.1)	(9.2)%
Interest income and other, net	(0.5)	11.4	(104.4)%	5.4	22.1	(75.6)%
Interest and other loss, net	$(47.7)	$(41.2)	15.8%	$(139.0)	$(137.0)	1.5%
% of net revenue	(3.1)%	(2.9)%		(3.5)%	(3.3)%

Interest and other loss, net increased by $6.5 million in the three months ended November 2, 2024 compared to the three months ended October 28, 2023. The increase was primarily due to exchange rate fluctuations, as well as lower net gains recognized from equity investments. The increase was partially offset by a decrease in interest expense and an increase in interest income.

Interest and other loss, net was relatively flat in the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023.

Benefit from income taxes

	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change

	(in millions, except percentage)
Benefit from income taxes	$(74.2)	$(23.2)	219.8%	$(9.3)	$(130.7)	(92.9)%

Our income tax benefit for the three months ended November 2, 2024 was $74.2 million compared to a tax benefit of $23.2 million for the three months ended October 28, 2023. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The tax benefits recorded are based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

Our income tax benefit for the nine months ended November 2, 2024, was $9.3 million compared to a tax benefit of $130.7 million for the nine months ended October 28, 2023. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The tax benefits recorded are based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

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

Liquidity and Capital Resources

Our principal source of liquidity as of November 2, 2024 consisted of approximately $868.1 million of cash and cash equivalents, of which approximately $675.8 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

As of November 2, 2024, we had total borrowings outstanding of $4.1 billion, consisting of $3.5 billion of senior notes outstanding and $623.4 million outstanding under our 5-Year Tranche Loan (“2026 Term Loan”).

During the three and nine months ended November 2, 2024, we repaid $32.8 million and $76.6 million of the principal outstanding of the 2026 Term Loan.

We have a revolving credit facility with a borrowing capacity of up to $1.0 billion and a 5-year term (“2023 Revolving Credit Facility”). As of November 2, 2024, the 2023 Revolving Credit Facility is undrawn and will be available for draw down through April 14, 2028.

For a description of our contractual obligations including debt and purchase commitments, see “Note 7 – Debt,” and “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. In addition, see “Note 9 – Income Tax” regarding tax related contingencies and uncertain tax positions in the Notes to Unaudited Condensed Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three and nine months ended November 2, 2024, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 11 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended November 2, 2024 was $1.2 billion. We had a net loss of $1.1 billion adjusted for the following non-cash items: amortization of acquired intangible assets of $805.5 million, restructuring related impairment charges of $524.1 million, stock-based compensation expense of $449.8 million, depreciation and amortization of $225.5 million, deferred income tax benefit of $106.2 million, and $42.1 million of net loss from other non-cash items. Cash inflow from working capital of $311.6 million for the nine months ended November 2, 2024 was primarily driven by decreases in prepaid expenses and other assets, and accounts receivable, and increase in accounts payable, partially offset by a decrease in accrued liabilities and other non-current liabilities. The decrease in prepaid expenses and other assets was primarily driven by a decrease in prepaid ship and debits due to lower inventory balances at distributors as a result of increased sell through, and a decrease in prepaid corporate income tax, partially offset by payments on supply capacity reservation agreements, net of refunds. The decrease in accounts receivable was primarily due to higher factored receivables and higher distribution sales reserves. The increase in accounts payable was primarily due to payment timing management. The decrease in accrued liabilities and other non-current liabilities was primarily driven by lower ship and debit claims accrual due to lower inventory balances at distributors as a result of increased sell through, payments of accruals, partially offset by increases in restructuring accruals.

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

Cash Flows from Investing Activities

For the nine months ended November 2, 2024, net cash used in investing activities of $230.4 million was primarily driven by purchases of property and equipment of $214.7 million.

For the nine months ended October 28, 2023, net cash used in investing activities of $274.3 million was primarily driven by purchases of property and equipment of $265.3 million.

Cash Flows from Financing Activities

For the nine months ended November 2, 2024, net cash used in financing activities of $1.0 billion was primarily attributable to $525.0 million repurchases of common stock, $190.3 million for tax withholding payments on behalf of employees for net share settlements, $155.6 million for payment of our quarterly dividends, $124.4 million payments on technology license obligations, and $76.6 million repayment of debt principal, partially offset by $52.4 million in proceeds from the issuance of common stock under our employee stock plans.

For the nine months ended October 28, 2023, net cash used in financing activities of $735.0 million was primarily attributable to $1.6 billion repayment of debt, $168.7 million for tax withholding payments on behalf of employees for net share settlements, $154.9 million for payment of our quarterly dividends, $110.2 million payments on technology license obligations, and $50.0 million repurchases of common stock, partially offset by $1.3 billion net proceeds from the issuance of the 2029 and 2033 bonds and from the 2023 Revolving Credit Facility, and $61.1 million in proceeds from our employee stock plans.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. We also discuss updates of our significant commitments in “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. Other than as described above, there were no material changes to our capital resources and material cash requirements during the nine months ended November 2, 2024.

Indemnification Obligations

See “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan. See “Note 7 – Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $5.5 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at November 2, 2024, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 2, 2024.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies and Legal Proceedings” as set forth in “Note 8 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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
•risks related to our dependence on a few customers for a significant portion of our revenue, particularly as our major customers comprise an increasing percentage of our revenue, as well as risks related to a significant portion of our sales being concentrated in the data center end market;
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

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, high or rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions have resulted in the past, and could result in the future, in higher inventory levels and the resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, or conditions in the semiconductor industry, or conditions in our customer end markets deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

World-wide markets for our 5G, Cloud and AI products may not evolve in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on our 5G, Cloud and AI products, may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G, Cloud and AI markets, evolve in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, Cloud systems, or products for the AI markets, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G, Cloud, and AI, are still evolving, demand for these products may be unpredictable and may vary significantly from one period to another. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the 5G, Cloud and AI markets.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2024, we had one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our ten (10) largest customers, including this distributor, represented 72% of our net revenue for the fiscal year ended February 3, 2024. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition” for information on our customers for the current quarterly reporting period.

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

In addition, our sales have recently been, and in the future may continue to be, concentrated in our data center end market. Sales into this end market have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. Customers in this end market may decide in the future not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way. A significant reduction in sales to this end market would greatly reduce our revenues and harm our financial condition and results of operations. Please see “Note 3 – Revenue” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of sales into our data center end market.

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

Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, supply chain disruptions have in the past and may in the future negatively impact the demand for our products. We have a limited ability to predict the timing of a supply chain correction. As we have a broad product portfolio and diversified products with many different SKUs, significant supply chain disruptions will cause us to have more work-in-process inventories that we hold to provide us with more flexibility to support our customers. If we cannot predict future customer demand or supply chain disruptions, then we may hold excess or obsolete inventory. Moreover, significant supply chain disruption may negatively impact the timing of our product shipments and revenue shipment linearity which may impact and extend our cash conversion cycle. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any protracted supply chain disruption, which could negatively affect our results of operations. See also, “We rely on our manufacturing partners for the manufacture, assembly, testing and packaging of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business” for additional information on the impacts of supply chain cross-dependencies on our business.

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

The semiconductor industry, and specifically the storage, networking, infrastructure and AI markets are extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing semiconductor solutions and related applications, some of which have greater financial, technical and management resources than us. In addition, efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, Renesas Electronics Corporation acquired Dialog Semiconductor in August 2021, Analog Devices acquired Maxim Integrated Products in 2021, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022, Qualcomm acquired Veonner in April 2022, and Broadcom acquired VMware in November 2023. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while the Russian invasion of Ukraine (including related export and other business sanctions on Russia) has not had a material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, on May 14, 2024, the Biden administration announced new tariffs on certain goods to encourage China to eliminate unfair trade practices regarding technology transfer, intellectual property, and innovation. The administration is directing increases in tariffs on a significant amount of imports from China across certain strategic sectors including semiconductors. As a result, the tariff rate on certain types of semiconductors will increase from 25% to 50% by 2025. This new tariff is not expected to have a direct impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 74% and 66% of our net revenue in the three months ended November 2, 2024 and October 28, 2023, respectively.

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

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions, or parts of these transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other approvals; disputes or litigation; or difficulties obtaining financing for the transaction. In addition, such transactions are increasingly being subjected to regulatory review and other burdens, which could delay the closing of any transaction and greatly increase the costs related to such transaction. For example, the U.S. Federal Trade Commission recently announced new HSR rules that are expected to greatly expand disclosure requirements and require significantly more time to prepare filings.

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

As of November 2, 2024, we had a total of $4.1 billion debt outstanding, which consisted of $3.5 billion of senior notes outstanding and $623.4 million outstanding under our 2026 Term Loan. We also had $1.0 billion of availability under our 2023 Revolving Credit Facility.

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

We had approximately $11.6 billion of goodwill and $3.0 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of November 2, 2024. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

For example, a restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce the investment in new product development in other end markets including the cancellation of certain future product releases. As a result, we were required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. We utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. We recognized $715.1 million of restructuring related charges for the quarter ended November 2, 2024. See “Note 4 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on sustainability matters. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements including both voluntary and mandatory disclosure requirements that may impact how we and our business partners, suppliers and customers conduct business. While we have certain sustainability initiatives at the Company, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives, including our diversity initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, these parties are increasing focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states have enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our sustainability practices including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, such investors may not invest in the Company and it could negatively affect the price of our common stock. In addition, social activists have recently been successful in pressuring certain public companies to eliminate or cut back on their diversity, equity and inclusion initiatives and their sustainability initiatives. To the extent we are subject to such activism, it may require us to incur costs or may otherwise adversely impact our business.

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

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (collectively referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 8 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of any material litigation matters in which we may be currently engaged.

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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from several potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, nation state advanced persistent threats, internal malfeasance or other events. Cyber-attacks may include phishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool, such as AI generated source code, that includes a threat.

We have implemented cybersecurity processes, as discussed in more detail below, taking guidance from recognized cybersecurity frameworks, to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective.

We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine and the armed conflict in Israel and the Gaza Strip. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs to implement, maintain and/or update security systems we believe are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also requires us to work with and in some cases to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to, or releases of, confidential information have in the past occurred with these third parties and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws. In addition, we may be subject to losses of access to all or part our systems because of our use of third-party services or software, which losses may not always be the result of malicious activity, and we cannot guarantee that any such future outages will not materially impact the Company.

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

We have adopted a hybrid work policy for our employees, where many employees have the option to split their time between home and the office. However, certain types of activities such as new product innovation, critical business decision making, brainstorming sessions, providing sensitive employee feedback, and onboarding new employees may be less effective in a hybrid work environment. Our hybrid work environment may also negatively impact social interactions between employees that build camaraderie and may, therefore, negatively impact our office culture. Many companies, including companies that we compete with for talent, have adopted plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of our hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

In the first quarter of fiscal 2025, our Board of Directors increased our stock repurchase program to add an additional $3.0 billion to that program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of November 2, 2024, there was $2.8 billion remaining available for future stock repurchases under the prior authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended November 2, 2024.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended November 2, 2024 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
August 4, 2024 to August 31, 2024	—	$—	—	$2,974.5
September 1, 2024 to September 28, 2024	0.3	$73.03	0.3	$2,952.5
September 29, 2024 to November 2, 2024	2.3	$75.06	2.3	$2,774.5
Total	2.6	$74.83	2.6

(1)The monthly periods presented above for the three months ended November 2, 2024, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
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

Item 5. Other Information

(c) During the quarter ended November 2, 2024, the following trading plans were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Matthew J. Murphy	Chairman, President and Chief Executive Officer	Terminated	10/11/2024	9/16/2024	9/12/2025	Sales	72,000
Mark Casper	Chief Legal Officer	Adopted	10/17/2024	1/17/2025(3)	12/31/2025	Sales	47,901

(1)Vesting of future performance shares are estimated based on target achievement.
(2)If the plan covers "net" vested shares, then the current tax rate has been applied.
(3)After internal review of Mr. Casper’s two trading plans, we have determined that the new plan dated October 17, 2024 and the old plan dated January 19, 2024 will not overlap.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation , the LENDERS party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2	Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.	10-Q	001-40357	10.3.2	12/1/2023

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2	First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement	10-Q	001-40357	10.4.2	12/1/2023

10.5#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.5.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.5.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.5.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan				Filed herewith

10.5.4#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7	5/27/2022

10.5.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.5.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.5.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.5.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.6#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.6.1#	Amended and restated form of subscription agreement under the 2000				Filed herewith

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.8#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.9#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.10#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.11#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.12#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.13#	Fiscal 2025 Named Executive Officer Compensation	10-Q	001-40357	10.13	5/31/2024

10.14#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.15	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.16#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.17#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.18#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.19	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.20#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: December 4, 2024	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)