Form 10-K
period 2025-02-01
Marvell Technology, Inc.
filed 2025-03-12
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51,191,375,327 based upon the closing price of $59.25 per share on the Nasdaq Global Select Market on August 2, 2024 (the last business day of the registrant’s most recently completed second quarter).
As of March 5, 2025, there were 866.1 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the Artificial Intelligence (“AI”), Cloud and 5G markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to our dependence on a few customers for a significant portion of our revenue, particularly as our major customers comprise an increasing percentage of our revenue, as well as risks related to a significant portion of our sales being concentrated in the data center end market, and risks related to the gain or loss of design wins with our key customers;
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions;
•risks related to tariffs and trade restrictions with China, Russia and other foreign nations including risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions, vertically integrate which may reduce the need for our products, or acquire fully developed solutions from third parties;
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
•risks related to our ability to scale our business;
•cybersecurity risks;
•risks related to our debt obligations;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products and kitting process, and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;

•risks related to the specific conditions in the end markets we address, including seasonality and volatility in the technology sector and semiconductor industry;
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

PART I

Item 1. Business

Our Company

Marvell Technology, Inc., together with its consolidated subsidiaries (“Marvell,” “MTI,” the “Company,” “we,” or “us”) is a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless supplier of high-performance semiconductor products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets.

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
•Campus and small medium enterprise wireless access points (“WAPs”)
•Network appliances (firewalls, and load balancers)
•Workstations

Carrier infrastructure	•Broadband access systems •Ethernet switches •Optical transport systems •Routers •Wireless radio access network (“RAN”) systems
Consumer	•Broadband gateways and routers •Gaming consoles •Home data storage •Home wireless access points (“WAPs”) •Personal Computers (“PCs”) •Printers •Set-top boxes
Automotive/industrial	•Advanced driver-assistance systems (“ADAS”) •Autonomous vehicles (“AV”) •In-vehicle networking •Industrial ethernet switches •United States military and government solutions •Video surveillance

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended
	February 1, 2025	% of Total	February 3, 2024	% of Total	January 28, 2023	% of Total
Data center	$4,164.2	72%	$2,216.7	40%	$2,408.8	41%
Enterprise networking	626.4	11%	1,228.4	22%	1,369.2	23%
Carrier infrastructure	338.2	6%	1,051.9	19%	1,084.0	18%
Consumer	316.1	5%	622.4	11%	701.1	12%
Automotive/industrial	322.4	6%	388.3	8%	356.5	6%
Total	$5,767.3		$5,507.7		$5,919.6

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

We serve these five end markets with a broad portfolio of semiconductor solutions based on our compute, networking, security, interconnects, and storage technologies, which are essential and differentiating for these markets.

Our portfolio of solutions integrate multiple analog, mixed-signal and digital intellectual property components incorporating hardware, firmware and software technologies and our system knowledge to provide our customers highly integrated solutions for their end products. In addition to selling standard product solutions, where the exact same product is sold to multiple customers, we also offer optimized solutions which are customized to a specific customer’s requirements. The demand for optimized solutions has been increasing as our customers seek greater customization and differentiation for their products and services.

Our current product offerings include custom Application Specific Integrated Circuits (“ASICs”), interconnects, ethernet solutions, fibre channel adapters, processors and storage controllers.

Custom ASICs

We develop custom semiconductor solutions tailored to individual customer specifications that deliver system-level differentiation for next-generation artificial intelligence, data center, compute, networking, carrier, storage, automotive, aerospace and defense applications. These custom offerings are built on our proven ASIC platform which leverages a broad suite of differentiated Marvell intellectual property including ultra-high-speed SerDes, ARM compute, security, storage, silicon photonics and advanced packaging, including die to die interconnects, chiplets, co-packaged optics (“CPO”) and custom high-bandwidth memory (“HBM”). We have successfully executed multiple 5 nanometer (“nm”) designs in the last few years, and are progressing through 3nm designs now and developing our advanced 2nm generation platform.

Interconnects

We offer a complete portfolio of high-speed interconnect semiconductor solutions for inside cloud data centers, between cloud data centers and in carrier networks. Our interconnect products include PAM (pulse amplitude modulation), coherent and coherent-lite DSPs (digital signal processors), laser drivers, TIAs (trans-impedance amplifiers), silicon photonics, CPO (co-packaged optics), LPO (linear pluggable optics) chipsets, DCI (data center interconnect), AEC (active electrical cable) DSPs and PCIe retimer solutions.

Our low-power and low-latency PAM and coherent-lite optical DSPs implement equalization, estimation, clock recovery, carrier recovery, forward error correction, and coded modulation to enable ultra-fast data transmission speeds. In combination with our drivers, TIAs and silicon photonics, our suite of optical DSPs products perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals. The PAM DSPs are key enablers for inter-connecting servers, routers, switches, storage and other infrastructure equipment that process, store and transport data traffic inside data centers. The coherent lite DSPs address the emerging market for distributed campus data center interconnects spanning up to 20 km with high bandwidth and low latency as the industry shifts from large-scale facilities to campus-based data centers due to power and space constraints.

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

Our CPO solutions leverage advanced silicon photonics technology, integrating hundreds of components such as waveguides, modulators, photodetectors, modulator drivers, trans-impedance amplifiers, microcontrollers, and various passive components into a single, unified device. This integration enhances performance, bandwidth, and energy efficiency for optical connectivity. Our CPO solutions are designed for next-generation data center compute and connectivity applications, enabling high-bandwidth, low-latency connections. Additionally, our LPO chipsets, comprising of optimized TIAs and laser drivers, address next-generation short-reach, compute fabric connectivity requirements inside AI datacenters for connections that have a predictable and controlled channel. LPO modules enabled by our chipsets provide higher bandwidth and greater reach than copper cable interconnects, with optimal latency and power consumption.

Our AEC DSPs are utilized in active electrical cables to enable high-bandwidth copper data transmission within data centers, specifically for scale-up and scale-out AI and general-purpose server connectivity. AECs address the issue of signal degradation in high-speed copper connections by implementing advanced signal processing techniques such as equalization, clock recovery, forward error correction, and coded modulation. We partner with industry-leading cable manufacturers to deliver optimized, tailor-made AECs that meet the unique requirements of each of our hyperscale data center customers.

Our PCIe retimers leverage our industry-leading PAM technology to enable high-bandwidth copper and optical PCIe data transmission within server systems, connecting AI accelerators, GPUs, CPUs, and other server components. These retimers address signal degradation by regenerating the signal, ensuring reliable communication over the physical distances required for connections between GPUs and CPUs within an AI server, between GPUs on different boards, or between CPUs and a pool of shared memory enabled by CXL, among other use cases.

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

Financial Information about Segments and Geographic Areas

We have determined that we operate in one reportable segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 14 – Segment and Geographic Information” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our international operations.

Customers, Sales and Marketing

Our target customers are original equipment manufacturers (“OEMs”) and original design manufacturers, both of which design and manufacture end market devices, and distributors for these products. We seek to strategically align our sales force along key customer lines in order to offer fully integrated platforms to our customers. In this way, we believe we can more effectively offer a broader set of content into our key customers’ end products, without having multiple product groups separately engage the same customer. We seek to complement and support our direct sales force with manufacturers’ representatives for our products in North America. In addition, we have contracted with distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third-party logistics providers who maintain warehouses in close proximity to our customers’ facilities. We expect that a significant percentage of our sales will continue to come from direct sales to key customers.

We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. Our marketing team works in conjunction with our field sales and application engineering force, and is organized around our product groups.

Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Direct Customer:
Customer A	13%	*	*

Distributor:
Distributor A	34%	24%	20%
*Less than 10% of net revenue.

Net revenue attributable to Distributor A increased in fiscal 2025 and 2024 as they support customers in the data center end market, which has continued to experience robust demand.

We continue to monitor the creditworthiness of our distributor and direct customers, and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

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

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and accelerated compute circuits based on known microprocessor architectures with highest performance and lowest power consumption. We devote a significant portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that are intended to enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs. Our portfolio of products is based on foundational intellectual property on leading edge Advanced CMOS processes in 5nm and 3nm. Our development will also include state-of-the-art improvements of available process technologies in 2nm and below geometries which includes gate all around transistor architecture and new innovations leveraging back side power. Advanced packaging technologies are also critical for reducing and optimizing overall system costs. Advanced packaging techniques like Chip on Wafer on Substrate (“CoWoS”), Integrated fanout (“InFo”) along with advanced substrates, thermal solutions enable large 2.5D/3D/3.5D interposers for complex accelerated compute ASICs.

We have assembled a core team of engineers who have experience in the areas of complementary metal oxide semiconductor (“CMOS”) technology, digital signal processing, electro-optics, embedded microprocessors, mixed-signal circuit design, silicon photonics, and system-level architectures. We have invested and expect to continue to invest a significant amount in research and development. See our discussion of research and development expenses in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further information.

Manufacturing

Integrated Circuit Fabrication

The vast majority of our integrated circuits are fabricated using available CMOS processes, which is intended to provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower costs. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facilities. This is intended to allow us to focus our efforts on the design and marketing of our products. We seek to work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. We also seek to closely monitor foundry production to help ensure consistent overall quality, reliability and yield levels. Our integrated circuits are currently fabricated in several advanced manufacturing processes. Because more precise manufacturing processes are expected to lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually seek to evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

We typically outsource all product packaging and testing requirements for our products in production to several assembly and test subcontractors primarily located in Taiwan, Canada, Korea, Singapore and China. The subcontractor location varies as we are party to several contracts with the U.S. government, federal prime contractors, and federal subcontractors that prohibit or otherwise restrict production, assembly and testing in foreign countries or by certain foreign entities.

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

Primarily as a result of our acquisition of Avera, we are now a party to certain contracts with the U.S. government, federal prime contractors and federal subcontractors. Our contracts with these government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. These regulations and requirements include supply chain restrictions that may prohibit the sourcing of materials, supplies, or services from foreign entities including those located in or organized in China.

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

We believe that our products comply with the current Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, and the Regulation, Evaluation and Authorization of Chemicals SVHC Substances Directive. In addition, each of our manufacturing subcontractors certifies to us compliance with ISO 14001:2015, the international standard related to environmental management. We are also working with our suppliers in the responsible sourcing of “conflict minerals” such as cobalt, tin, tantalum, tungsten and gold.

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property (“IP”). We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of February 1, 2025, we have over 10,000 issued patents and pending patent applications in the United States and other countries, covering various aspects of our technology. The expiration of our patents ranges from 2025 to 2045, and none of the patents expiring in the near future are expected to be material to our IP portfolio as we are not substantially dependent on any single patent or group of related patents. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.

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

In addition, we have in the past and may in the future be sued by other parties who claim that we have infringed their patents or misappropriated or misused other intellectual property rights, or who may seek to invalidate one or more of our patents, trademarks, or other rights. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K and “Note 8 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.

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

Companies that compete directly with our businesses include, but are not limited to, Advanced Micro Devices, Inc. (“AMD”), Alchip Technologies (“Alchip”), Alphawave Semi (“Alphawave”), Astera Labs, Inc., Broadcom Inc. (“Broadcom”), Cisco Systems, Inc. (“Cisco”), Credo Technology Group Holding Ltd, Intel Corporation, Global Unichip Corporation (“GUC”), MACOM Technology Solutions Holdings, Inc., MediaTek Inc., Microchip Technology Inc., Montage Technology, Nvidia Corporation, NXP Semiconductors N.V., Phison Electronics Corporation, Qualcomm Incorporated (“Qualcomm”), Rambus, Inc., Realtek Semiconductor Corporation, Semtech Corporation, Silicon Motion Technology Corporation, and Socionext Inc. We expect increased competition in the future from both emerging and established companies, as well as from alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.

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

Sustainability

By integrating environmental and social considerations into our operations, supply chain and product design, we aim to deliver innovative semiconductor solutions that reduce impacts throughout our full value chain and meet customer expectations. Our sustainability initiatives are a corporate priority and supported by our Board of Directors and leadership team. The following sections provide an overview of Human Capital and Climate Change management. More information can be found on the Sustainability section of our website and in our annual Sustainability Report. Information contained on our website or in our annual Sustainability Report is not incorporated by reference into this or any other report we file with the SEC. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of risks and uncertainties we face related to sustainability.

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

Our Board of Directors (the “Board”) and its committees share oversight of our human capital management and talent strategy. The Executive Compensation Committee provides oversight of our human capital, including compensation philosophy, policies and programs. The Nominating and Governance Committee has general oversight of the Company’s approach to sustainability as it relates to human capital. The Audit Committee has oversight of business risks and ethics and compliance programs, which are connected to human capital and workplace issues. Marvell annually conducts talent reviews and succession planning and the Board receives updates regularly from senior management on succession planning, management talent assessment, attrition and employee survey results. Our executive management team also reviews our human capital initiatives and our progress on such initiatives.

The Company employed 7,042 people as of February 1, 2025. Our employees sit across three geographical regions: 50% of employees are based in the Americas, 39% are in APAC (which includes India) and 11% are in EMEA.

Marvell’s Core Behaviors lay the foundation of our culture and are centered around four key aspects:

•Act with integrity and treat everyone with respect,
•Innovate to solve customer needs,
•Execute with thoroughness and rigor, and
•Help others achieve their objectives.

Our efforts to attract, develop, engage and retain employees, as well as our efforts to embed inclusion across the Company, reinforce these behaviors. Our Core Behaviors also serve as a roadmap to help integrate employees as we grow through hiring and acquisitions.

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

Our efforts at retention also include measuring and evaluating employee turnover rates. Our global voluntary turnover rate for fiscal 2025 was approximately 5%.

Growing and Developing Our People

Marvell gives employees the opportunity to have an outsized impact and play a significant role in developing innovative technologies, while continuously advancing their careers. We value everyone's unique perspectives, ideas and skills to help us solve problems, deliver on our current and future business priorities and develop innovative products that meet our customer’s needs. We have a variety of offerings, including workshops, coaching and mentoring programs and other learning resources.

To help our employees develop their careers outside their core area of expertise, we also have our Employee Mobility Policy in place, which makes it easier to transfer to different open positions within the Company.

Inclusion

At Marvell, we strive to create a workplace where every employee, regardless of background, feels respected and valued for who they are as an individual. This is a Core Behavior that guides our work. We also believe that an inclusive culture brings unique value to the work we do, as individuals and as a company.

Building a Great Place to Work

Our goal is to help our employees thrive and advance in a supportive environment designed to foster wellbeing and unlock creativity and innovation. This includes providing competitive benefits, aligned with employee input, to help cultivate and sustain wellness across all areas of life.

Everyone deserves a safe workplace and this includes our employees, contractors and visitors. We recognize the importance of preventing and addressing any risks that may occur. As our operations primarily include offices and engineering labs, we are focused on injury and illness prevention, emergency preparedness, fire and life safety, ergonomics and lab safety.

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

Climate Change

Addressing climate change-related issues is an important priority for Marvell and our stakeholders, in particular our customers.

Management is responsible for formulating and executing our climate strategy. Marvell also runs an executive-level Sustainability Committee to provide senior leadership and strategic guidance on sustainability, as well as Sustainability Working Groups who are responsible for gathering data, setting strategy and goals, and supporting disclosure efforts on material sustainability topics. Marvell’s Chief Operating Officer (the “COO”) is the executive sponsor of the Thriving Organization - Environment Working Group and has overall responsibility at the executive level for climate strategy across our facilities globally. The COO is responsible for assessing and leading the management of climate-related risks and opportunities, elevating stakeholder concerns and guiding the implementation of climate-related policies, programs and disclosures. The COO is also a member of the Sustainability Committee. The COO works closely with the Chief Legal Officer, who ultimately raises the issue to the Board as part of its sustainability updates, both in the Nominating and Governance Committee’s quarterly updates and in the periodic updates to the Board of Directors.

Recognizing that downstream Scope 3 product-use emissions represent the largest component of our emissions profile, we are focusing on product power efficiency. Power optimization is not just essential for tackling our carbon footprint — it is a business imperative. Our customers demand products that allow them to consume less power for more performance. Although power has always been part of our innovation and R&D process, this has become an even greater priority for the company. We are also working collaboratively with our suppliers around greenhouse gas emission reduction to build climate resilience and to drive decarbonization at a value chain level, impacting the emissions of both our suppliers and customers.

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

•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the Artificial Intelligence (“AI”), Cloud and 5G markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to our dependence on a few customers for a significant portion of our revenue, particularly as our major customers comprise an increasing percentage of our revenue, as well as risks related to a significant portion of our sales being concentrated in the data center end market, and risks related to the gain or loss of design wins with our key customers;
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions;
•risks related to tariffs and trade restrictions with China, Russia and other foreign nations including risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions, vertically integrate which may reduce the need for our products, or acquire fully developed solutions from third parties;
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
•risks related to our ability to scale our business;

•cybersecurity risks;
•risks related to our debt obligations;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products and kitting process, and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to the specific conditions in the end markets we address, including seasonality and volatility in the technology sector and semiconductor industry;
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

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

Unfavorable or uncertain conditions in the AI, Cloud and 5G markets may cause fluctuations in our rate of revenue growth or financial results.

World-wide markets for our AI, Cloud and 5G products may not evolve in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on our AI, Cloud and 5G products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the AI, Cloud and 5G markets evolve in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ need in these markets, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for AI, Cloud and 5G are still evolving, demand for these products may be unpredictable and may vary significantly from one period to another. In addition, these markets may not develop as anticipated if AI training and inference costs drop dramatically due to customer adoption of less expensive alternative technologies. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the AI, Cloud and 5G markets.

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

We receive a significant amount of our revenue from a limited number of customers which are comprised of both distributors and direct customers. For example, during fiscal 2025, there were two customers (one distributor and one direct customer) whose revenues represented 10% or more of total net revenue. In addition, net revenue from our ten (10) largest customers, inclusive of our distributor and direct customers, represented 81% of our total net revenue for the fiscal year ended February 1, 2025. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with customers, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. For example, some of our large customers depend on rapid and continuous innovation and will select partners who can help them deliver innovation at their pace and if we are unable to deliver on these timelines we may miss significant business opportunities. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Note 2 – Significant Accounting Policies - Concentration of Credit Risk and Significant Customers” of our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for information on our significant customers for the current reporting period.

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
•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions, vertically integrate which may reduce the need for our products, or acquire fully developed solutions from third-parties; or
•customers may be subject to severe business disruptions, including, but not limited to, those driven by recessions, financial instability, actual or threatened public health emergencies, such as the COVID-19 pandemic, other global or regional macroeconomic developments, or natural disasters.

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

Given their dependence on semiconductor products to operate their data centers and to ensure continuity of supply and reduce direct costs, some large customers may begin developing and making their own semiconductor solutions which could result in a loss of business for Marvell.

In addition, our sales have recently been, and in the future may continue to be, concentrated in our data center end market. Sales into this end market have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. Customers in this end market may decide in the future not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way. A significant reduction in sales to this end market would greatly reduce our revenues and harm our financial condition and results of operations. Please see “Note 3 – Revenue” of our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of sales into our data center end market.

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

The semiconductor industry is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing semiconductor solutions and related applications, some of which have greater financial, technical and management resources than us. In addition, efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, cloud and data center and networking markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margin. Our margin could also be impacted for example by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected, currently affect and may in the future affect pricing of such commodities. For example, during the first few quarters of fiscal 2023 supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our margin.

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

We have in the past, and may continue to, make custom or semi-custom products on an exclusive basis for some of our customers for a negotiated period of time. The percentage of our sales related to custom or semi-custom products has been increasing over the last few years. Any revenue from sales of our custom or semi-custom products is directly related to sales of the third-party customer’s products and reflective of their success in the market. We have no control over the marketing efforts of these third-party customers and cannot make any assurances that sales of their products will be successful in current or future years. In addition, if these customers are bought by our competitors or other third parties, they may terminate agreements related to these custom or semi-custom products or otherwise limit our access to technology necessary for the production of these products. As a result, there may be no other customers for these products due to their custom or semi-custom nature. Consequently, we may not fully realize our expectations for custom or semi-custom product revenue and our operating results may be adversely affected.

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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron Technology, Inc.’s products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Then in July 2023, China announced restrictions on the export of gallium and geranium, both of which are used in the manufacture of semiconductors, stating that such restrictions are intended to protect China’s national security. In addition, China has responded, seemingly in retaliation to a 10% tariff on imported goods, by announcing antitrust probes against certain U.S. technology companies. While we are not currently the subject of such an antitrust probe, there can be no assurance that such a probe will not be initiated in the future, which may result in substantial costs and may divert our attention and resources. While we do not expect these announced restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the U.S. Department of Commerce Bureau of Industry and Security recently released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. Export restrictions reducing our sales of products to China, have in the past and may in the future adversely impact our revenues, profits and results of operations. In January 2025, the AI Diffusion Rule and the Foundry Due Diligence Rule were issued. While we do not expect these January 2025 restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. For example, while the Russian invasion of Ukraine (including related export and other business sanctions on Russia) has not had a material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us through impacts to the supply chain, the global and domestic economies, interest rates or stock markets. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, on May 14, 2024, the Biden administration announced new tariffs on certain goods to encourage China to eliminate unfair trade practices regarding technology transfer, intellectual property, and innovation. The Biden administration directed increases in tariffs on a significant amount of imports from China across certain strategic sectors including semiconductors. As a result, the tariff rate on certain types of semiconductors increased from 25% to 50% in 2024. In addition, the Trump administration has recently announced new tariffs on imports from Canada, China and Mexico. These new tariffs are not expected to have a direct impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 75% and 70% of our net revenue in fiscal 2025 and 2024, respectively.

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
•trade restrictions, higher tariffs, worsening trade relationship between the United States and China (or other countries), or changes in cross border taxation, particularly in light of the tariffs imposed by the U.S. government;
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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from several potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, nation state advanced persistent threats, vendor errors causing operational interruptions, insider threats or other events. Cyber-attacks may include phishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, zero day vulnerabilities and undisclosed security flaws exploited by threat actors, nation-state cyber warfare attacks, supply chain and third-party cyber-attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool, such as AI generated source code, that includes a threat.

We have implemented cybersecurity processes, as discussed in more detail below, taking guidance from recognized cybersecurity frameworks to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. See Item 1C, “Cybersecurity” of this Annual Report on Form 10-K for additional information about our cybersecurity processes.

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

As of February 1, 2025, we had a total of $4.1 billion debt outstanding, which consisted of $3.5 billion of senior notes outstanding and $590.6 million outstanding under our 2026 Term Loan. We also had $1.0 billion of availability under our 2023 Revolving Credit Facility.

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

As a United States domiciled company, the income from all of our foreign subsidiaries is subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires that GILTI income be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently subject to additional taxes under the IRA, if in the future, we become subject to these taxes, it could significantly affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. On October 15, 2024, Singapore enacted legislation implementing aspects of Pillar Two, including a 15% minimum top up tax for periods beginning on or after January 1, 2025. We expect this legislation to result in an increase to our effective tax rate, and the impact could be significant to our financial results, earnings, and cash flows. On July 29, 2024, the Israeli Ministry of Finance announced that it intends to implement Qualified Domestic Minimum Top-up Tax (“QDMTT”) in Israel, which will be effective for our fiscal year 2027. No legislation in Israel has been enacted at this time regarding Pillar Two. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

We calculate our income taxes based on currently enacted laws. Because of increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and could significantly adversely affect our financial results, including our earnings and cash flows.

In prior years, we entered into incentive agreements in certain foreign jurisdictions that provide for reduced income tax rates in such jurisdictions if certain criteria are met. The tax benefits associated with these reduced income tax rates are recorded through our income tax provision for the periods in which such incentive tax rates are effective. Receipt of past and future benefits under tax agreements and incentives may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws, including changes related to minimum tax rates under Pillar Two, which could significantly reduce the future income tax benefits associated with our incentives. In addition, changes in our business plans, including divestitures, as well as changes to tax laws, including changes related to Pillar Two, could result in termination of or renegotiation of an agreement or loss of tax benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated or renegotiated, our results of operations and our financial position could be harmed.

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

We had approximately $11.6 billion of goodwill and $2.7 billion of acquired intangible assets on our consolidated balance sheet as of February 1, 2025. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, a restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce the investment in new product development in other end markets including the cancellation of certain future product releases. As a result, we were required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. We utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. We recognized $711.8 million of restructuring related charges during fiscal 2025. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements for further information.

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

In addition, from time to time, we have made investments in private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a significant effect on our results of operations in any period.

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

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; anti-trust; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment and human rights; product regulations; environment, health and safety requirements; securities registration laws; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our manufacturing partners, suppliers, vendors and distributors. To the extent such third parties do not comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on sustainability matters. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements including both voluntary and mandatory disclosure requirements that may impact how we and our business partners, suppliers and customers conduct business. While we have certain sustainability initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our Board of Directors, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states and President Trump have enacted or proposed “anti-ESG” policies or legislation. If our sustainability practices are deemed to be in contradiction of such “anti-ESG” policies we could be subjected to government investigations or lawsuits that could negatively impact the Company and affect the price of our common stock. In addition, social activists have recently been successful in pressuring certain public companies to eliminate or cut back on their diversity, equity and inclusion initiatives and their sustainability initiatives. To the extent we are subject to such activism, it may require us to incur costs or may otherwise adversely impact our business.

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

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States (including in individual states), the European Union, and China, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (collectively referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 8 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Annual Report on Form 10-K for a more detailed description of any material litigation matters in which we may be currently engaged.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner, we may also lose future business relationships or otherwise experience negative consequences. Despite recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former Chief Financial Officer was hired by another semiconductor company in fiscal 2023), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as restricted stock unit awards, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

We previously adopted a hybrid work policy for our employees, but more recently adopted a policy requiring employees to return to working full time in the office as of June 2, 2025. Many companies, including companies that we compete with for talent, have adopted plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of our current hybrid and future full time in the office work environments, we expect to face challenges in retention of personnel who prefer work from home policies.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

In the first quarter of fiscal 2025, our Board of Directors increased our stock repurchase program to add an additional $3.0 billion to that program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations, market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of February 1, 2025, there was $2.6 billion remaining available for future stock repurchases under the prior authorization. See “Note 10 – Stockholders’ Equity” in the Notes to Consolidated Financial Statements for further information.

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

Our business was adversely impacted by the effects of the COVID-19 pandemic and may be similarly adversely impacted by future pandemics. In addition to global and domestic macroeconomic effects, during fiscal 2022 and fiscal 2023 the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, and customers were disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Although the pandemic related restrictions above have ceased in most places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted in the past, and may result in the future, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal 2023, the COVID-19 pandemic continued to disrupt business activities, trade, and supply chains in many countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K, and have implemented processes for our systems taking guidance from recognized cybersecurity frameworks, such as U.S. National Institute of Standards and Technology (“NIST”) Cyber Security Framework (“CSF”) in an effort to mitigate risks. As part of these proactive measures, we maintain a Cybersecurity Incident Response and Escalation Process with defined roles, responsibilities, and reporting protocols that is periodically reviewed, tested, and updated. The Company has an Executive Cyber Response and Disclosure Committee (consisting of senior executives from the business, finance, operations and legal functions), which is responsible for determining what actions are necessary to respond to cybersecurity events, with input from the Chief Security Officer (“CSO”) and other subject matter experts directly participating in incident response efforts. Furthermore, we conduct an annual full board briefing on cybersecurity, ensuring that our Board of Directors is regularly informed of the evolving landscape of cybersecurity risks and mitigation strategies.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Additionally, on a quarterly basis, our Audit Committee receives reports from the Chief Information Officer, CSO, and other members of management. As part of its annual assessment, the Audit Committee evaluates significant risks related to our business including cybersecurity risks, and provides such information to our Board of Directors. Our Internal Audit team also reviews our cybersecurity governance and controls annually.

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

Cybersecurity Governance

Our Board of Directors considers cybersecurity and other information technology risk as part of its risk oversight function. The Board of Directors receives an annual briefing, and the Audit Committee receives quarterly reports from our CSO on our cybersecurity risks and risk management program. Our cybersecurity team, led by our CSO, who reports directly to our Executive Vice President and Chief Operations Officer, is responsible for assessing and managing risks from cybersecurity threats. The CSO and his team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and any retained external cybersecurity experts. Our CSO has over 20 years of security experience managing global security organizations including architecture, operations, strategy, applications, infrastructure, support and execution. The information security team collectively have decades of relevant experience in the industry and many hold various cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager. Further, we invest in regular, ongoing cybersecurity training for our team.

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

Item 2. Properties

The following table presents the approximate square footage of our significant owned and leased facilities as of February 1, 2025:

		(Square Feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	983,000	430,000
India	Research and design	—	311,000
Israel	Research and design	—	187,000
Taiwan	Research and design	—	113,000
Canada	Research and design	—	97,000
Singapore	Operations, and research and design	—	93,000
China	Research and design, and sales and marketing	116,000	14,000
	Total	1,099,000	1,245,000

(1)Lease terms expire in various years from 2025 through 2037; provided, however, that we have the option to extend certain leases past the current lease term. We have ceased-use lease facilities and subleased facilities of approximately 223,000 square feet in the United States that are excluded from the table above.

We also lease smaller facilities in various international locations, which are occupied by administrative, sales, design and field application personnel. Based on the potential for future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3. Legal Proceedings

The information set forth under “Note 8 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

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

As of March 5, 2025, the approximate number of record holders of our common stock was 359 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”) since February 1, 2020 through February 1, 2025. The graph compares a $100 investment on February 1, 2020 in our common stock with a $100 investment on February 1, 2020 in each index and assumes that any dividends were reinvested. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
Marvell Technology, Inc.**	$100.00	$215.54	$278.86	$187.03	$286.76	$480.68
S&P 500	$100.00	$117.25	$141.87	$132.47	$164.06	$202.59
PHLX Semiconductor	$100.00	$163.98	$189.83	$171.72	$256.15	$298.96
**Information prior to April 20, 2021 is for Marvell Technology Group, Ltd.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.06 per share payable to holders of our common stock in each quarter of fiscal 2025, 2024 and 2023. As a result, we paid total cash dividends of $207.5 million in fiscal 2025, $206.8 million in fiscal 2024, and $204.4 million in fiscal 2023.

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

On December 2, 2024, the Company announced that it has expanded its strategic collaboration with a customer, and in connection therewith the Company and the customer entered into a warrant and related transaction agreement under which, among other things, the Company agreed to issue to an affiliate of the customer (“Warrantholder”), a warrant (the “Warrant”) to acquire up to 4.2 million shares (the “Warrant Shares”) of Company common stock. Approximately 3.9 million Warrant Shares vest based on Company revenue through January 5, 2030 from Customer purchases of Company products, indirectly or directly, of which approximately 2.7 million Warrant Shares are for revenue from the Company’s custom artificial intelligence products and approximately 1.2 million Warrant Shares are for revenue from the Company’s other products. The balance of the Warrant Shares either vested upon issuance of the Warrant or are subject to time-based vesting. Subject to certain conditions, including vesting, the Warrant has a seven-year term and may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before December 2, 2031, at a purchase price per share of Common Stock equal to $87.77 (the “Exercise Price”). The Exercise Price and the Warrant Shares issuable are subject to customary antidilution adjustments. The Warrant and the Warrant Shares have not been registered under the Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and rules and regulations of the U.S. Securities and Exchange Commission promulgated thereunder. After the issuance of the Warrant, the customer sent the Company a notice of request to file shelf registration statement in accordance with the terms of the transaction agreement.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended February 1, 2025 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
November 3, 2024 to November 30, 2024	—	$—	—	$2,774.5
December 1, 2024 to December 28, 2024	0.2	$112.21	0.2	$2,754.5
December 29, 2024 to February 1, 2025	1.5	$117.03	1.5	$2,574.5
Total	1.7	$116.53	1.7

(1)The monthly periods presented above for the three months ended February 1, 2025, are based on our fiscal accounting periods which followed a 4-4-5 week fiscal accounting period.
(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1.0 billion stock repurchase program with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, we announced that our Board of Directors authorized a $700.0 million addition to the balance of our existing stock repurchase program. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. The stock repurchase program will be subject to market conditions, legal rules and regulations, and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

From August 2010 when our Board of Directors initially authorized a stock repurchase program through February 1, 2025, a total of 321.9 million shares have been repurchased under the Company’s stock repurchase program for a total $5.3 billion in cash and $2.6 billion remains available for future stock repurchases.

Our stock repurchase program is subject to market conditions, legal restrictions and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. [Reserved]

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

Overview

We are a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless supplier of high-performance semiconductor products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 had a 53-week period. Fiscal 2025 and fiscal 2023 each had a 52-week period.

Net revenue in fiscal 2025 was $5.8 billion and was 5% higher than net revenue of $5.5 billion in fiscal 2024. This was due to an 88% increase in sales from the data center end market compared to fiscal 2024. The increase was partially offset by decreases in sales from the carrier infrastructure end market by 68%, from the enterprise networking end market by 49%, from the consumer end market by 49% and from the automotive/industrial end market by 17%.

We have seen strong revenue growth from our data center end market, driven by robust demand for our interconnect and custom compute products from AI applications. In addition, following a period of inventory correction, we have started to see demand stabilize in our enterprise networking and carrier infrastructure end markets.

To secure capacity over the long term, we have entered into capacity reservation arrangements with certain foundries and partners. See “Note 8 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information.

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

Government Incentives and Grants. We continue to benefit from lower income tax rates in certain jurisdictions through statutory elections or agreements with governmental agencies, which may include a commitment to maintain, or increase, headcount and business investment levels in those jurisdictions. The tax benefits associated with these reduced income tax rates are recorded through our income tax provision for the periods in which such incentive tax rates are effective. However, changes in international taxation, notably the enactment by numerous countries of minimum tax legislation modeled after the Organization for Economic Cooperation and Development’s Pillar Two tax framework, could significantly reduce the income tax benefit associated with these tax incentives. In addition, certain jurisdictions in which we operate are pursuing alternative incentive programs, which operate within the Pillar Two tax framework. If we enter into such an incentive, it could have a significant effect on our future operating results and cash flows.

We are currently in negotiation for such incentives with a governmental agency, and if agreement is reached, the incentive could have a significant effect on our operating results beginning in fiscal 2026 and continuing for the duration of the agreed-upon incentive period.

Restructuring. We continuously evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce investment in new product development in other end markets including the cancellation of certain future product releases. We recognized $711.8 million of restructuring related charges for the year ended February 1, 2025, mainly comprised of impairment and write-off of acquired intangible assets, purchased technology licenses, inventories, property and equipment, and other non-current assets, as well as recognition of future contractual obligations, severance, other one-time termination benefits, and other costs. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of our existing stock repurchase program. During the year ended February 1, 2025, we repurchased 9.0 million shares of our common stock for $725.0 million. As of February 1, 2025, $2.6 billion remained available for future stock repurchases. Subsequent to fiscal 2025 year end through March 11, 2025, we repurchased 0.7 million shares of our common stock for $45.0 million. See “Note 10 – Stockholders’ Equity” in the Notes to Consolidated Financial Statements for further information.

We returned $932.5 million to stockholders in fiscal 2025 through $725.0 million in repurchases of shares of our common stock and $207.5 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $948.3 million at February 1, 2025, which were $2.5 million lower than our balance at February 3, 2024 of $950.8 million.

Sales and Customer Composition. We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 75% of our net revenue in fiscal 2025, 70% of our net revenue in fiscal 2024 and 75% of our net revenue in fiscal 2023. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, restructuring, income taxes, litigation, and other contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see “Note 2 – Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all available positive and negative evidence, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Using available evidence and judgment, we establish a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against U.S. federal and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may significantly affect our tax provision in the period in which a change of assessment occurs. Taxes due on Global Intangible Low-Taxed Income (“GILTI”) inclusions in U.S. are recognized as a current period expense when incurred.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax laws and regulations in various jurisdictions, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that we will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be significantly different than the amounts previously included in our income tax expense and therefore, could have a significant effect on our tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could significantly affect our tax liability and/or our effective income tax rate.

We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate to be required to be paid as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The significant jurisdictions in which we may be subject to examination by tax authorities throughout the world include Germany, India, Israel, Singapore, and the United States.

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or judgments may have a significant effect on our income tax provision in a future period.

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

As of the last day of the fourth quarter of fiscal 2025, we performed our annual impairment assessment for testing goodwill. A quantitative assessment was performed. Based on our assessment, we determined there was no goodwill impairment.

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

Results of Operations

Years Ended February 1, 2025 and February 3, 2024

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	February 1, 2025	February 3, 2024
Net revenue	100.0%	100.0%
Cost of goods sold	58.7	58.4
Gross profit	41.3	41.6
Operating expenses:
Research and development	33.9	34.4
Selling, general and administrative	13.8	15.1
Restructuring related charges	6.1	2.4
Total operating expenses	53.8	51.9
Operating loss	(12.5)	(10.3)
Interest and other loss, net	(3.0)	(3.4)
Loss before income taxes	(15.5)	(13.7)
Provision (benefit) for income taxes	(0.2)	3.2
Net loss	(15.3)%	(16.9)%

Net Revenue

	Year Ended
	February 1, 2025	February 3, 2024	% Change in fiscal 2025

	(in millions, except percentage)
Net revenue	$5,767.3	$5,507.7	4.7%

Our net revenue for fiscal 2025 increased by $259.6 million compared to net revenue for fiscal 2024. This was primarily due to an 88% increase in sales from the data center end market which benefited from strong AI demand. The increase was partially offset by a decrease in sales from the carrier infrastructure end market by 68%, from the enterprise networking end market by 49%, from the consumer end market by 49%, and from the automotive/industrial end market by 17%, which have been navigating inventory corrections and soft industry demand.

Cost of Goods Sold and Gross Profit

	Year Ended
	February 1, 2025	February 3, 2024	% Change in fiscal 2025

	(in millions, except percentages)
Cost of goods sold	$3,385.1	$3,214.1	5.3%
% of net revenue	58.7%	58.4%
Gross profit	$2,382.2	$2,293.6	3.9%
% of net revenue	41.3%	41.6%

Cost of goods sold as a percentage of net revenue was relatively flat for fiscal 2025 compared to fiscal 2024. Cost of goods sold in fiscal 2025 was impacted by impairment charges of $357.9 million for acquired intangible assets, inventories, property and equipment, and other non-current assets associated with restructuring actions during fiscal 2025. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements for further information. Cost of goods sold in fiscal 2024 was impacted by charges for product related claim matters, that were fully resolved in the fourth quarter of fiscal 2024. As a result, gross margin for fiscal 2025 decreased 0.3 percentage points compared to fiscal 2024.

Research and Development

	Year Ended
	February 1, 2025	February 3, 2024	% Change in fiscal 2025

	(in millions, except percentages)
Research and development	$1,950.4	$1,896.2	2.9%
% of net revenue	33.9%	34.4%

Research and development expense increased by $54.2 million in fiscal 2025 compared to fiscal 2024. The increase was primarily due to $34.0 million of higher employee compensation and related costs and $33.1 million of higher engineering design related costs. The increases were partially offset by a decrease in stock-based compensation of $15.5 million.

Selling, General and Administrative

	Year Ended
	February 1, 2025	February 3, 2024	% Change in fiscal 2025

	(in millions, except percentages)
Selling, general and administrative	$798.2	$834.0	(4.3)%
% of net revenue	13.8%	15.1%

Selling, general and administrative expense decreased by $35.8 million in fiscal 2025 compared to fiscal 2024. The decrease was primarily due to charges for an intellectual property matter during fiscal 2024, as well as $22.7 million of lower depreciation and amortization expense. The decreases were partially offset by higher employee compensation and related costs of $9.8 million.

Stock-Based Compensation Expense

	Year Ended
	February 1, 2025	February 3, 2024

	(in millions)
Cost of goods sold	$47.3	$49.1
Research and development	395.6	411.1
Selling, general and administrative	154.5	149.6
Total stock-based compensation	$597.4	$609.8

Stock-based compensation expense decreased by $12.4 million in fiscal 2025 compared to fiscal 2024. Stock-based compensation under research and development and cost of goods sold decreased by $15.5 million and $1.8 million, respectively, and stock-based compensation under selling, general and administrative increased by $4.9 million. The overall decrease was primarily due to a decrease in expense associated with our employee stock purchase plan.

Restructuring Related Charges

	Year Ended
	February 1, 2025	February 3, 2024

	(in millions)
Restructuring related charges	$353.9	$131.1
% of net revenue	6.1%	2.4%

We recognized $353.9 million of restructuring related charges in fiscal 2025 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for fiscal 2025 were mainly comprised of impairment and write-off of purchased technology licenses and property and equipment, as well as recognition of future contractual obligations, severance, other one-time termination benefits, and other costs. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Year Ended
	February 1, 2025	February 3, 2024	% Change in fiscal 2025

	(in millions, except percentages)
Interest expense	$(189.4)	$(211.7)	(10.5)%
Interest income and other, net	15.0	20.7	(27.5)%
Interest and other loss, net	$(174.4)	$(191.0)	(8.7)%
% of net revenue	(3.0)%	(3.4)%

Interest and other loss, net decreased by $16.6 million in fiscal 2025 compared to fiscal 2024. The net decrease was primarily due to a decrease in interest expense and an increase in interest income. The decrease was partially offset by higher factoring fees for the sales of receivables in fiscal 2025 as compared to fiscal 2024, as well as lower net gains recognized from equity investments.

Provision (Benefit) for Income Taxes

	Year Ended
	February 1, 2025	February 3, 2024	% Change in fiscal 2025

	(in millions, except percentage)
Provision (benefit) for income taxes	$(9.7)	$174.7	(105.6)%

The income tax benefit for fiscal 2025 differs from the U.S. federal statutory tax rate of 21% as a result of foreign income inclusions in the U.S., a portion of our earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and deductions related to stock compensation.

The income tax expense for fiscal 2024 differs from the U.S. federal statutory tax rate of 21% as a result of foreign income inclusions in the U.S., a portion of our earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and disallowed deductions related to non-deductible compensation. Further, during fiscal 2024, guidance was issued by the U.S. Internal Revenue Service in connection with the capitalization of research and development expenditures. As a result of this guidance, certain costs are currently deductible rather than capitalizable, which resulted in a reduction to our income tax payable and an increase in our deferred tax assets for which we maintain a full valuation allowance.

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

Several countries in which we operate have enacted, or have committed to enact, legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime. The enacted legislation did not have a significant effect on our provision for income taxes for fiscal 2025. However, Singapore has enacted legislation based on the Pillar Two tax framework, including a 15% minimum top up tax, for years beginning on or after January 1, 2025. This legislation is effective for us in fiscal 2026 and could significantly affect our provision for income taxes beginning in fiscal 2026. Additionally, please see the information in Part I, Item 1A, “Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended January 28, 2023 and year-to-year comparisons between the years ended February 3, 2024 and January 28, 2023 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and Capital Resources

Our principal source of liquidity as of February 1, 2025 consisted of approximately $948.3 million of cash and cash equivalents, of which approximately $716.9 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 12 – Income Taxes” in the Notes to Consolidated Financial Statements for further information.

As of February 1, 2025, we had total borrowings outstanding of $4.1 billion, consisting of $3.5 billion of senior notes outstanding and $590.6 million outstanding under the 2026 Term Loan.

For the year ended February 1, 2025, we repaid $109.4 million of the principal outstanding of the 5-Year Tranche Loan (“2026 Term Loan”).

We have a revolving credit facility with a borrowing capacity of $1.0 billion and a 5-year term (“2023 Revolving Credit Facility”). As of February 1, 2025, the 2023 Revolving Credit Facility is undrawn and is available for draw down through April 14, 2028.

For a description of our contractual obligations including debt, purchase commitments, and leases, see “Note 7 – Debt,” “Note 8 – Commitments and Contingencies” and “Note 9 – Leases” in the Notes to Consolidated Financial Statements. In addition, see “Note 12 – Income Taxes” regarding tax related contingencies and uncertain tax positions in the Notes to Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the year ended February 1, 2025, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 15 – Supplemental Financial Information” in the Notes to Consolidated Financial Statements for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 8 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.7 billion for fiscal 2025 compared to net cash provided by operating activities of $1.4 billion for fiscal 2024. We had a net loss of $885.0 million adjusted for the following non-cash items: amortization of acquired intangible assets of $1.1 billion, stock-based compensation expense of $597.4 million, restructuring related impairment charges of $528.8 million, depreciation and amortization of $304.3 million, deferred income tax benefit of $111.9 million and $65.9 million net loss from other non-cash items. Cash inflow from working capital of $129.1 million for fiscal 2025 was primarily driven by a decrease in accounts receivable, and increases in accounts payable, accrued employee compensation, and accrued liabilities and other non-current liabilities, partially offset by an increase in inventories. The decrease in accounts receivable was primarily due to better shipment linearity and increase in distribution reserves on stronger demand. The increase in accounts payable was primarily due to the timing of payments. The increase in accrued employee compensation was primarily due to bonus accrual. The increase in accrued liabilities and other non-current liabilities was primarily driven by higher restructuring accruals, partially offset by lower ship and debit claims accrual due to lower inventory balances at distributors as a result of increased sell through, and decreases in litigation and interest accrual. The increase in inventories was primarily to support improving demand environment.

Net cash provided by operating activities was $1.4 billion for fiscal 2024 compared to net cash provided by operating activities of $1.3 billion for fiscal 2023. We had a net loss of $933.4 million adjusted for the following non-cash items: amortization of acquired intangible assets of $1.1 billion, stock-based compensation expense of $609.8 million, depreciation and amortization of $299.8 million, deferred income tax expense of $150.8 million, restructuring related impairment charges of $32.9 million, and $54.9 million net loss from other non-cash items. Cash inflow from working capital of $57.8 million for fiscal 2024 was primarily driven by a decrease in accounts receivable, and a decrease in inventories, partially offset by cash outflows due to an increase in prepaid expenses and other assets, and a decrease in accounts payable. The decrease in accounts receivable was primarily due to timing of billing and collections and the impact of factoring of receivables. The decrease in inventory was a result of utilizing previously built buffers. The increase in prepaid expenses and other assets was primarily due to prepayments on supply capacity reservation agreements net of refunds, and an increase in ship and debit reserve. The decrease in accounts payable was primarily due to the timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $300.7 million in fiscal 2025 was primarily driven by the purchases of property and equipment of $284.6 million.

Net cash used in investing activities of $350.5 million in fiscal 2024 was primarily driven by the purchases of property and equipment of $336.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.4 billion in fiscal 2025 was primarily attributable to $725.0 million repurchases of common stock, $274.9 million for withholding tax paid on behalf of employees for net share settlement, $207.5 million payment for our quarterly dividends, $153.6 million payments for technology license obligations, and $109.4 million repayment of debt principal. These outflows were partially offset by $87.6 million proceeds from the issuance of our common stock under our equity incentive plans.

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

Related Party Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan. See “Note 7 – Debt” in the Notes to Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $5.1 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at February 1, 2025, aside from cash and cash equivalents.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, a percentage of our international operational expenses are denominated in foreign currencies and exchange volatility could positively or negatively impact those operating costs. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheets. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other loss, net. We do not believe that foreign exchange volatility has a significant effect on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the effect that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expenses could increase by approximately 2%.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Marvell Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marvell Technology, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025, and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Management Judgments Regarding Excess and Obsolete Inventory Reserves — Refer to Note 2 to the financial statements.

Critical Audit Matter Description

Management writes down excess inventories based upon a regular analysis of inventory on hand compared to forecasted demand. Management’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles and development plans, expected customer orders, projected and current market conditions, historical usage by product, and customer backlog. As of February 1, 2025, the Company’s consolidated inventories balance was $1,029.7 million.

We identified inventory valuation as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess write-down and the potential impact of those judgments. Specifically, due to assumptions related to forecasted demand and market conditions, performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand required a high degree of auditor judgment and increased audit effort.

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

•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g., historical usage, contracts, communications with customers, market conditions, etc.) with the Company’s forecast.

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
March 12, 2025
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$948.3	$950.8
Accounts receivable, net	1,028.4	1,121.6
Inventories	1,029.7	864.4
Prepaid expenses and other current assets	113.9	125.9
Total current assets	3,120.3	3,062.7
Property and equipment, net	790.5	756.0
Goodwill	11,586.9	11,586.9
Acquired intangible assets, net	2,710.6	4,004.1
Deferred tax assets	401.2	311.9
Other non-current assets	1,595.0	1,506.9
Total assets	$20,204.5	$21,228.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622.2	$411.3
Accrued liabilities	972.6	1,032.9
Accrued employee compensation	302.5	262.7
Short-term debt	129.5	107.3
Total current liabilities	2,026.8	1,814.2
Long-term debt	3,934.3	4,058.6
Other non-current liabilities	816.4	524.3
Total liabilities	6,777.5	6,397.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 1.3 billion shares authorized; 866.0 and 865.5 shares issued and outstanding in fiscal 2025 and 2024, respectively	1.7	1.7
Additional paid-in capital	14,534.1	14,845.3
Accumulated other comprehensive income	0.4	1.1
Accumulated deficit	(1,109.2)	(16.7)
Total stockholders’ equity	13,427.0	14,831.4
Total liabilities and stockholders’ equity	$20,204.5	$21,228.5
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net revenue	$5,767.3	$5,507.7	$5,919.6
Cost of goods sold	3,385.1	3,214.1	2,932.1
Gross profit	2,382.2	2,293.6	2,987.5
Operating expenses:
Research and development	1,950.4	1,896.2	1,784.3
Selling, general and administrative	798.2	834.0	843.6
Legal settlement	—	—	100.0
Restructuring related charges	353.9	131.1	21.6
Total operating expenses	3,102.5	2,861.3	2,749.5
Operating income (loss)	(720.3)	(567.7)	238.0
Interest expense	(189.4)	(211.7)	(170.6)
Interest income and other, net	15.0	20.7	17.7
Interest and other loss, net	(174.4)	(191.0)	(152.9)
Income (loss) before income taxes	(894.7)	(758.7)	85.1
Provision (benefit) for income taxes	(9.7)	174.7	248.6
Net loss	$(885.0)	$(933.4)	$(163.5)

Net loss per share — basic	$(1.02)	$(1.08)	$(0.19)

Net loss per share — diluted	$(1.02)	$(1.08)	$(0.19)

Weighted-average shares:
Basic	865.5	861.3	851.4
Diluted	865.5	861.3	851.4
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net loss	$(885.0)	$(933.4)	$(163.5)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	(0.7)	1.1	—
Other comprehensive income (loss), net of tax	(0.7)	1.1	—
Comprehensive loss, net of tax	$(885.7)	$(932.3)	$(163.5)
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balance at January 29, 2022	846.7	$1.7	$14,209.0	$—	$1,491.4	$15,702.1
Issuance of common stock in connection with equity incentive plans	11.7	—	91.3	—	—	91.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(227.6)	—	—	(227.6)
Stock-based compensation	—	—	554.3	—	—	554.3
Repurchase of common stock	(2.3)	—	(115.0)	—	—	(115.0)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(204.4)	(204.4)
Net loss	—	—	—	—	(163.5)	(163.5)
Balance at January 28, 2023	856.1	1.7	14,512.0	—	1,123.5	15,637.2
Issuance of common stock in connection with equity incentive plans	11.9	—	99.2	—	—	99.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(223.7)	—	—	(223.7)
Stock-based compensation	—	—	607.8	—	—	607.8
Repurchase of common stock	(2.5)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(206.8)	(206.8)
Net loss	—	—	—	—	(933.4)	(933.4)
Other comprehensive income	—	—	—	1.1	—	1.1
Balance at February 3, 2024	865.5	1.7	14,845.3	1.1	(16.7)	14,831.4
Issuance of common stock in connection with equity incentive plans	9.5	—	87.5	—	—	87.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(274.9)	—	—	(274.9)
Stock-based compensation	—	—	595.8	—	—	595.8
Repurchase of common stock	(9.0)	—	(725.0)	—	—	(725.0)
Vestings of common stock in connection with customer warrant	—	—	5.4	—	—	5.4
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(207.5)	(207.5)
Net loss	—	—	—	—	(885.0)	(885.0)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at February 1, 2025	866.0	$1.7	$14,534.1	$0.4	$(1,109.2)	$13,427.0
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash flows from operating activities:
Net loss	$(885.0)	$(933.4)	$(163.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	304.3	299.8	304.9
Stock-based compensation	597.4	609.8	552.4
Amortization of acquired intangible assets	1,052.6	1,097.9	1,087.4
Amortization of inventory fair value adjustment associated with acquisitions	—	—	38.7
Restructuring related impairment charges	528.8	32.9	5.6
Deferred income taxes	(111.9)	150.8	50.4
Other expense, net	65.9	54.9	62.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	93.2	70.6	(142.7)
Prepaid expenses and other assets	3.4	(93.1)	(480.4)
Inventories	(230.0)	201.9	(385.9)
Accounts payable	181.5	(149.1)	(87.8)
Accrued employee compensation	43.5	18.3	2.5
Accrued liabilities and other non-current liabilities	37.5	9.2	444.5
Net cash provided by operating activities	1,681.2	1,370.5	1,288.8
Cash flows from investing activities:
Purchases of technology licenses	(7.0)	(13.9)	(11.1)
Purchases of property and equipment	(284.6)	(336.3)	(206.2)
Acquisitions, net of cash acquired	(10.4)	—	(112.3)
Other, net	1.3	(0.3)	1.2
Net cash used in investing activities	(300.7)	(350.5)	(328.4)
Cash flows from financing activities:
Repurchases of common stock	(725.0)	(150.0)	(115.0)
Proceeds from employee stock plans	87.6	99.2	91.3
Tax withholding paid on behalf of employees for net share settlement	(274.9)	(223.7)	(227.6)
Dividend payments to stockholders	(207.5)	(206.8)	(204.4)
Payments on technology license obligations	(153.6)	(150.3)	(142.5)
Proceeds from borrowings	—	1,295.3	200.0
Principal payments of debt	(109.4)	(1,622.5)	(265.6)
Other, net	(0.2)	(21.4)	0.9
Net cash used in financing activities	(1,383.0)	(980.2)	(662.9)
Net increase (decrease) in cash and cash equivalents	(2.5)	39.8	297.5
Cash and cash equivalents at beginning of the year	950.8	911.0	613.5
Cash and cash equivalents at end of the year	$948.3	$950.8	$911.0
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The Company

Marvell Technology, Inc., and its subsidiaries (the “Company”), is a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. The Company is a fabless supplier of high-performance semiconductor with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. The Company also leverages leading intellectual property and deep system-level expertise, as well as highly innovative security firmware. The Company’s solutions are empowering the data economy and enabling the data center, enterprise networking, carrier infrastructure, consumer, and automotive/industrial end markets. The Company is incorporated in Delaware, United States.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 had a 53-week period. Fiscal 2025 and fiscal 2023 each had a 52-week period. Certain prior period amounts have been reclassified to conform to current year presentation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

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

The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. For customers including distributors and direct customers, the Company performs ongoing credit evaluations of their financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and their current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for credit losses by considering factors such as historical experience, credit quality, reasonable and supportable forecasts, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

The Company’s accounts receivable was concentrated with four customers at February 1, 2025, who comprise a total of 72% of gross accounts receivable, compared with three customers at February 3, 2024, who represented 67% of gross accounts receivable, respectively. This presentation is at the customer consolidated level.

Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Direct Customer:
Customer A	13%	*	*

Distributor:
Distributor A	34%	24%	20%
*Less than 10% of net revenue.

The Company continuously monitors the creditworthiness of its distributor and direct customers, and believes the distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

Comprehensive Loss

Comprehensive loss, net of tax is comprised of net loss and net change in unrealized gains and losses on cash flow hedges for fiscal 2025 and 2024. For fiscal 2023, there were no reconciling differences between net loss and comprehensive loss.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all available positive and negative evidence, including recent earnings history and cumulative losses in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Using available evidence and judgment, the Company establishes a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against U.S. federal and state research and development credits and certain acquired net operating losses and deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may significantly affect the Company’s tax provision in the period in which a change of assessment occurs. Taxes due on Global Intangible Low-Taxed Income (“GILTI”) inclusions in U.S. are recognized as a current period expense when incurred.

As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or losses, the tax laws and regulations in various jurisdictions, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of the Company’s tax planning strategies, including the Company’s estimates of the fair value of its intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that the Company will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be significantly different than the amounts previously included in the Company’s income tax expense and therefore, could have a significant effect on its tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could significantly affect the Company’s tax liability and/or its effective income tax rate.

The Company is subject to income tax audits by the respective tax authorities in the jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with complex tax laws. The Company believes it has adequately provided for in its financial statements additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than its accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The significant jurisdictions in which the Company may be subject to examination by tax authorities throughout the world include Germany, India, Israel, Singapore, and the United States.

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that the Company make certain estimates and judgments. Changes to these estimates or judgments may have a significant effect on the Company’s tax provision in a future period.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosures. The update requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this standard for the fiscal year ended February 1, 2025. See “Note 14 – Segment and Geographic Information” for further information. The adoption of this standard did not have a significant effect on the Company’s results of operations or financial condition.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Pronouncements Not Yet Effective

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

Note 3 — Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended February 1, 2025	% of Total	Year Ended February 3, 2024	% of Total	Year Ended January 28, 2023	% of Total
Net revenue by end market:
Data center	$4,164.2	72%	$2,216.7	40%	$2,408.8	41%
Enterprise networking	626.4	11%	1,228.4	22%	1,369.2	23%
Carrier infrastructure	338.2	6%	1,051.9	19%	1,084.0	18%
Consumer	316.1	5%	622.4	11%	701.1	12%
Automotive/industrial	322.4	6%	388.3	8%	356.5	6%
	$5,767.3		$5,507.7		$5,919.6

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Year Ended February 1, 2025	% of Total	Year Ended February 3, 2024	% of Total	Year Ended January 28, 2023	% of Total
Net revenue based on destination of shipment:
China	$2,507.6	43%	$2,371.0	43%	$2,486.3	42%
United States	956.9	17%	795.6	14%	690.1	12%
Taiwan	560.7	10%	161.9	3%	289.0	5%
Singapore	452.2	8%	336.2	6%	331.7	6%
Thailand	304.4	5%	329.2	6%	391.9	7%
Japan	166.2	3%	169.1	3%	260.0	4%
Malaysia	143.1	2%	222.6	4%	393.2	7%
Finland	112.9	2%	380.4	7%	189.6	3%
Other	563.3	10%	741.7	14%	887.8	14%
	$5,767.3		$5,507.7		$5,919.6

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Year Ended February 1, 2025	% of Total	Year Ended February 3, 2024	% of Total	Year Ended January 28, 2023	% of Total
Net revenue by customer type:
Direct customers	$3,309.9	57%	$3,469.5	63%	$3,949.6	67%
Distributors	2,457.4	43%	2,038.2	37%	1,970.0	33%
	$5,767.3		$5,507.7		$5,919.6

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the year ended February 1, 2025, that was included in deferred revenue balance at February 3, 2024 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. The Company has elected the practical expedient and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Customer Warrant

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the five year vesting term. The grant date fair value of the Warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 0.1 million Warrant Shares were vested as of February 1, 2025.

See “Note 11 – Equity Compensation and Employee Benefit Plans” for additional information.

Sales Commissions

The Company has elected to apply the practical expedient to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 4 — Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability.

The following table provides a summary of restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Restructuring related charges included in cost of goods sold	$357.9	$—	$—
Restructuring related charges included in operating expenses	353.9	131.1	21.6
Restructuring related charges included in net loss	$711.8	$131.1	$21.6

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details related to the restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Employee severance and related costs	$26.3	$93.9	$15.5
Impairment and write-off of assets
Acquired intangible assets	240.1	—	—
Purchased technology licenses	159.0	28.6	—
Inventories	63.1	—	—
Property and equipment	36.0	—	—
Other non-current assets	25.2	—	—
Recognition of future contractual obligations	114.0	—	—
Other	48.1	8.6	6.1
	$711.8	$131.1	$21.6

Fiscal 2025 Plan. A restructuring plan was initiated during the third quarter of fiscal 2025 (the “Fiscal 2025 Plan”) to increase research and development investment in the data center end market and reduce investment in new product development in other end markets including the cancellation of certain future product releases. As a result, the Company was required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. The Company utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities and compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. The Company’s assumptions included future expected revenues, expenses, capital expenditures and other costs, discount rate, and whether or not alternative uses were available for affected assets.

The Company recognized $702.7 million of total restructuring and other related charges for the year ended February 1, 2025 related to the Fiscal 2025 Plan. Restructuring charges are mainly comprised of impairment and write-off of acquired intangible assets, purchase technology licenses, inventories, property and equipment and other non-current assets, as well as recognition of future contractual obligations, severance, other one-time termination benefits, and other costs. The restructuring charges include $159.0 million impairment of capitalized purchased technology licenses that the Company had ceased use of in the third quarter of fiscal 2025. In addition, the Company recognized $97.8 million of restructuring charges related to payment obligations associated with impaired technology license agreements. See “Note 8 – Commitments and Contingencies” for additional information. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2026.

Fiscal 2024 Plan. A restructuring plan was initiated during the first quarter of fiscal 2024 (the “Fiscal 2024 Plan”) to streamline the organization and optimize resources. Restructuring charges were mainly comprised of severance, other one-time termination benefits, impairment and write-off of purchased technology licenses and equipment, and other costs. The Company recorded restructuring and other related charges of $9.1 million for the year ended February 1, 2025 and $130.8 million for the year ended February 3, 2024 related to the Fiscal 2024 Plan. As of the end of fiscal 2025, substantially all actions relating to the Fiscal 2024 Plan have been completed.

Fiscal 2023 Plan. A restructuring plan was initiated during the first quarter of fiscal 2023 (the “Fiscal 2023 Plan”) in order to realign the organization and enable further investment in key priority areas. Restructuring charges are mainly comprised of severance and other one-time termination benefits, facility closures where sites may be redundant within the same region or no longer suitably sized for the local employee base, and other costs. The Company recorded restructuring and other related charges of $15.8 million for the year ended January 28, 2023 related to the Fiscal 2023 Plan. As of the end of fiscal 2025, substantially all actions relating to the Fiscal 2023 Plan have been completed.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in millions):

	Fiscal 2023 and earlier Restructuring		Fiscal 2024 Restructuring		Fiscal 2025 Restructuring
	Employee Severance and Related Costs	Other Exit Related Costs	Employee Severance and Related Costs	Other Exit Related Costs	Employee Severance and Related Costs	Other Exit Related Costs	Total
Balance at January 28, 2023	$3.6	$1.4	$—	$—	$—	$—	$5.0
Charges	—	0.3	93.9	36.9	—	—	131.1
Net cash payments	(3.6)	2.0	(78.4)	(24.5)	—	—	(104.5)
Non-cash items	—	(2.9)	—	(11.7)	—	—	(14.6)
Balance at February 3, 2024	—	0.8	15.5	0.7	—	—	17.0
Charges (1)	—	—	6.9	2.2	19.4	156.8	185.3
Net cash payments	—	(0.8)	(22.4)	(0.7)	(6.5)	(11.4)	(41.8)
Non-cash items (2)	—	—	—	(2.2)	—	170.8	168.6
Balance at February 1, 2025	—	—	—	—	12.9	316.2	329.1
Less: non-current portion	—	—	—	—	—	228.4	228.4
Current portion	$—	$—	$—	$—	$12.9	$87.8	$100.7

(1)Impairment and other non-cash charges of $526.5 million recognized in fiscal 2025 were recorded directly to the consolidated statements of operations and were not included in the restructuring liability balances above.
(2)Includes recognition of restructuring liabilities for future contractual obligations as a result of the cease use of related assets.

The current portion of the restructuring liability at February 1, 2025 is comprised of $91.5 million and $9.2 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying consolidated balance sheets.

Note 5 — Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. There was no activity from acquisitions or divestitures recorded to goodwill in fiscal 2025 and 2024. The carrying value of total goodwill as of February 1, 2025 and February 3, 2024 was $11.6 billion.

The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2025 did not result in any impairment charge.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Intangible Assets, Net

As of February 1, 2025 and February 3, 2024, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	February 1, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,466.1)	$1,695.9	3.6
Customer contracts and related relationships	2,039.0	(1,372.5)	666.5	2.4
Trade names	50.0	(37.8)	12.2	1.2
Total acquired amortizable intangible assets	7,251.0	(4,876.4)	2,374.6	3.3
In-process research and development	336.0	—	336.0	n/a
Total acquired intangible assets	$7,587.0	$(4,876.4)	$2,710.6

The Company regularly assesses the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the acquired intangible assets may not be recoverable. During fiscal 2025, impairment charges of $240.1 million related to certain acquired developed technologies intangible assets were recognized as part of restructuring actions. The gross carrying amounts and accumulated amortization of fully impaired intangible assets were excluded from the table above. See “Note 4 – Restructuring” for further information.

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

Amortization for acquired intangible assets was $1.1 billion during the years ended February 1, 2025, February 3, 2024 and January 28, 2023.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of February 1, 2025 (in millions):

Fiscal Year	Amount
2026	$941.7
2027	811.3
2028	282.1
2029	129.0
2030	106.8
Thereafter	103.7
$2,374.6

Note 6 — Fair Value Measurements

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at February 1, 2025
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$57.2	$—	$57.2
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.5	—	0.5
Other non-current assets:
Marketable equity investments	15.6	—	—	15.6
Severance pay fund	—	0.6	—	0.6
Total assets	$15.6	$58.3	$—	$73.9

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of February 1, 2025 and February 3, 2024, non-marketable equity investments had a carrying value of $48.2 million and $45.8 million, respectively, and are included in other non-current assets in the Company’s consolidated balance sheets.

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

There were no transfers of assets between levels in either fiscal 2025 or 2024.

Fair Value of Debt

The Company classified the 2026 Term Loan, 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying value of the 2026 Term Loan approximates its fair value as the 2026 Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the unsecured senior notes was $3.4 billion at February 1, 2025 and $3.3 billion at February 3, 2024, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 7 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at February 1, 2025 and February 3, 2024 (in millions):

	February 1, 2025	February 3, 2024
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche	$590.6	$700.0
Term Loan Total	590.6	700.0
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	500.0
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	500.0
Senior Notes Total	3,499.9	3,499.9
Total borrowings	$4,090.5	$4,199.9
Less: Unamortized debt discount and issuance cost	(26.7)	(34.0)
Net carrying amount of debt	$4,063.8	$4,165.9
Less: Current portion (1)	129.5	107.3
Non-current portion	$3,934.3	$4,058.6

(1)As of February 1, 2025, the current portion of outstanding debt that is due within twelve months includes a portion of the 2026 Term Loan - 5-Year Tranche. The weighted-average interest rate on short-term debt outstanding at February 1, 2025 and February 3, 2024 was 5.785% and 6.830%, respectively.

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

Pursuant to the amended 2024 and 2026 Term Loan Agreement, the 5-Year Tranche Loan has a stated floating interest rate which equates to adjusted term SOFR + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 4.912% as of February 1, 2025. The 5-Year Tranche Loan requires scheduled principal payments at the end of each fiscal quarter equal to (i) 1.25% of the aggregate principal amount on the term funding date for the first four full fiscal quarters following the term loan funding date, (ii) 2.50% of the aggregate principal amount on the term funding date for the fifth through twelfth full fiscal quarters following the term loan funding date, and (iii) 3.75% of the aggregate principal amount on the term funding date for each fiscal quarter following the twelfth full fiscal quarter following the term loan funding date. During the year ended February 1, 2025, the Company repaid $109.4 million of the principal outstanding of the 5-Year Tranche Loan. As of February 1, 2025, the Company has $590.6 million of 5-Year Tranche Loan borrowings outstanding.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2023 Revolving Credit Facility

On December 7, 2020, the Company entered into a revolving line of credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750.0 million. On April 14, 2023, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.0 billion (as so amended and restated, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the Revolving Loans will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. This annual rate was 0.175% at February 1, 2025.

As of February 1, 2025, the 2023 Revolving Credit Facility was undrawn and is available for draw down through April 14, 2028.

The 2023 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. The covenants are consistent with the 2024 and 2026 Term Loan Agreement covenants discussed above.

As of February 1, 2025, the Company was in compliance with its debt covenants for the credit agreements discussed above.

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

The 2029 Senior Notes have a 5.5-year term and mature on February 15, 2029, and the 2033 Senior Notes have a 10-year term and mature on September 15, 2033. The stated and effective interest rates for the 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the 2033 Senior Notes are 5.950% and 6.082%, respectively. The Company may redeem the 2029 and 2033 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in 2029 and 2033 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2029 and 2033 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2029 and 2033 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2029 and 2033 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of February 1, 2025, the Company had $1.0 billion borrowings outstanding from 2029 and 2033 Senior Notes.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2026 Senior Notes have a 5-year term and mature on April 15, 2026, the 2028 Senior Notes have a 7-year term and mature on April 15, 2028, and the 2031 Senior Notes have a 10-year term and mature on April 15, 2031. The stated and effective interest rates for the 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the 2031 Senior Notes are 2.950% and 3.043%, respectively. The Company may redeem the 2026, 2028 and 2031 Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the 2026, 2028 and 2031 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2026, 2028 and 2031 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2026, 2028 and 2031 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2026, 2028 and 2031 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of February 1, 2025, the Company had $2.0 billion borrowings outstanding from 2026, 2028 and 2031 Senior Notes.

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

As of February 1, 2025, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense and Future Contractual Maturities

During fiscal 2025, 2024, and 2023, the Company recognized $183.0 million, $202.9 million, and $159.6 million of interest expense, respectively, in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of February 1, 2025, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
2026	$131.2
2027	959.4
2028	—
2029	1,249.9
2030	500.0
Thereafter	1,250.0
Total	$4,090.5

Note 8 — Commitments and Contingencies

Warranty Obligations

The Company generally warrants that its products sold to its customers will conform to its approved specifications and be free from defects in material and workmanship under normal use and conditions for one year. The Company may offer a longer warranty period in limited situations based on product type and negotiated warranty terms with certain customers.

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test and assembly partners, technology license fee obligations, and minimum purchase commitments under technology service agreements.

Total future unconditional purchase commitments as of February 1, 2025, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
2026	$1,021.9	$192.5
2027	156.0	155.1
2028	105.3	163.5
2029	106.5	121.3
2030	66.3	111.7
Thereafter	182.4	77.3
Total unconditional purchase commitments	$1,638.4	$821.4

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company entered into manufacturing supply capacity reservation agreements with foundries and test & assembly suppliers during the current and prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. During the first and second quarters of fiscal 2025, the Company worked with its foundry and test and assembly suppliers to amend certain manufacturing supply capacity reservation agreements, which resulted in reducing the Company’s related purchase level commitments. The Company currently estimates that it has agreed to purchase level commitments of at least $544.6 million of wafers, substrates, and other manufacturing products for fiscal 2026 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $47.1 million in fiscal 2026 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

In September 2021, the Company entered into a technology licensing agreement with a vendor which provided complete access to the vendor’s intellectual property portfolio for 10 years. The arrangement provided access to intellectual property over the term of the contract, including existing intellectual property, as well as intellectual property in development, and to be developed in the future. The contract provided support and maintenance over the term of the contract as well. In the third quarter of fiscal 2025, the Company ceased use of this arrangement due to restructuring actions taken during the quarter, resulting in recognition of asset impairment charges. See “Note 4 – Restructuring” for further information. Aggregate remaining fees of $268.5 million as of the cease use date are payable quarterly over the contract term.

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

In the third quarter of fiscal 2025, the Company reserved $50.0 million in relation to a contractual disagreement with a customer that was influenced by the restructuring actions initiated by the Fiscal 2025 Plan. See “Note 4 – Restructuring” for additional information. Subsequent to fiscal 2025 year end, the Company reached an agreement with the customer to resolve the matter, in an amount that was not materially different than previously estimated, as reflected in the accompanying fiscal 2025 consolidated financial statements accordingly.

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The ultimate outcome of its pending Legal Matters involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial statements, results of operations or cash flows.

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

Note 9 — Leases

The Company’s leases primarily include facility leases and hosting/data center leases, which are all classified as operating leases. For hosting/data center leases, the Company elected the practical expedient to account for the lease and non-lease component as a single lease component.

Lease expense and supplemental cash flow information are as follows (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease expense	$58.2	$62.0	$49.6
Cash paid for amounts included in the measurement of operating lease liabilities	$49.7	$53.5	$41.9
Right-of-use assets obtained in exchange for lease obligations	$80.9	$34.1	$107.7

The effect of operating lease right-of-use asset amortization of $34.3 million, $37.2 million and $32.5 million is included in changes in Other expense, net in the cash provided by operating activities section on the consolidated statements of cash flows for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate future lease payments for operating leases as of February 1, 2025 are as follows (in millions):

Fiscal Year	Operating Leases	Sublease Income
2026	$57.7	$5.7
2027	54.2	5.9
2028	46.3	4.1
2029	36.5	2.2
2030	35.3	2.3
Thereafter	98.4	1.8
Total lease payments	328.4	22.0
Less: imputed interest	49.1
Present value of lease liabilities	$279.3

Average lease terms and discount rates were as follows:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)	7.0	7.3
Weighted-average discount rate	4.6%	4.0%

Note 10 — Stockholders’ Equity

Preferred and Common Stock

Under the terms of the Company’s Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

As of February 1, 2025, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.3 billion shares of $0.002 par value common stock. As of February 1, 2025 and February 3, 2024, no shares of preferred stock were outstanding.

Restricted Stock

In connection with an acquisition in fiscal 2023, the Company granted 0.4 million shares of unregistered restricted stock, which is subject to certain vesting conditions.

Restricted Stock Unit Withholdings

For the years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company withheld approximately 3.3 million, 4.3 million and 4.2 million shares, or $274.9 million, $223.7 million, and $227.6 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Cash Dividends on Shares of Common Stock

During fiscal 2025, the Company declared and paid cash dividends of $0.24 per common stock, or $207.5 million, on the Company’s outstanding common stock. During fiscal 2024, the Company declared and paid cash dividends of $0.24 per common stock, or $206.8 million, on the Company’s outstanding common stock. During fiscal 2023, the Company declared and paid cash dividends of $0.24 per common stock, or $204.4 million, on the Company’s outstanding common stock.

Any future dividends will be subject to the approval of the Company’s Board of Directors.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase program with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions, legal rules and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 9.0 million shares of its common stock for $725.0 million during fiscal 2025, 2.5 million shares of its common stock for $150.0 million during fiscal 2024 and 2.3 million shares of its common stock for $115.0 million during fiscal 2023. The repurchased shares of stock were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of February 1, 2025, a total of 321.9 million shares of stock have been repurchased to date under the Company’s stock repurchase program for a total $5.3 billion in cash and there was $2.6 billion remaining available for future stock repurchases.

Subsequent to fiscal 2025 year end through March 11, 2025, the Company repurchased 0.7 million shares of its common stock for $45.0 million.

A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at January 29, 2022	308.1	$13.86	$4,270.0
Repurchase of common stock under the stock repurchase program	2.3	$49.93	115.0
Cumulative balance at January 28, 2023	310.4	$14.12	4,385.0
Repurchase of common stock under the stock repurchase program	2.5	$61.51	150.0
Cumulative balance at February 3, 2024	312.9	$14.49	4,535.0
Repurchase of common stock under the stock repurchase program	9.0	$80.47	725.0
Cumulative balance at February 1, 2025	321.9	$16.34	$5,260.0

Note 11 — Equity Compensation and Employee Benefit Plans

Employee Stock Compensation Plans

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million shares of common stock reserved for issuance thereunder as of February 1, 2025. As of February 1, 2025, approximately 46.0 million shares remained available for future grants under the Option Plan. Under the Option Plan, the Company may issue restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, stock options, and other types of stock awards, all of which may be subject to vesting over a specified service term, generally three to four years.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, as amended and restated on June 23, 2022 (the “ESPP”), participants purchase the Company’s common stock using payroll deductions, which may not exceed 15% of their total cash compensation. The ESPP provides for a 24-month offering period, with four six-month purchase periods. Participants are granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the common stock at (i) the participant’s enrollment date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

Under the ESPP, a total of 2.3 million shares were issued in fiscal 2025 at a weighted-average price of $36.34 per share, a total of 2.4 million shares were issued in fiscal 2024 at a weighted-average price of $35.57 per share, and a total of 2.3 million shares were issued in fiscal 2023 at a weighted-average price of $37.52 per share. As of February 1, 2025, there was $68.3 million of unamortized compensation expense related to the ESPP.

As of February 1, 2025, approximately 39.2 million shares remained available for future issuance under the ESPP.

Summary of Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cost of goods sold	$47.3	$49.1	$43.3
Research and development	395.6	411.1	372.4
Selling, general and administrative	154.5	149.6	136.7
Total stock-based compensation	$597.4	$609.8	$552.4

The income tax benefit recognized from stock-based compensation expense was $92.2 million, $95.3 million and $89.9 million for the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively. Stock-based compensation capitalized in inventory was $16.6 million at February 1, 2025, $18.2 million at February 3, 2024 and $20.3 million at January 28, 2023.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit related to equity awards vested or exercised was $58.5 million, $24.3 million and $21.7 million during the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively.

Restricted Stock and Stock Unit Awards

A summary of restricted stock and stock unit activity for time-based and performance-based awards is as follows (in millions, except per share amounts):

	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance at February 3, 2024	16.2	$46.36	4.6	$44.17
Granted	7.3	$69.93	1.2	$72.61
Vested	(9.7)	$50.84	(0.5)	$56.14
Canceled/Forfeited	(1.4)	$51.49	(0.1)	$54.64
Unvested Balance at February 1, 2025	12.4	$56.17	5.2	$49.19

The aggregate intrinsic value of RSUs vested and expected to vest as of February 1, 2025 was $1.4 billion. The weighted-average grant date fair value for RSUs granted was $69.93, $41.50 and $55.73 for the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively. The total fair value of RSUs vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was $491.6 million, $523.7 million and $519.6 million, respectively. As of February 1, 2025, unamortized compensation expense related to RSUs was $658.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

The aggregate intrinsic value of PRSUs vested and expected to vest as of February 1, 2025 was $576.0 million. The weighted-average grant date fair value for PRSUs granted was $72.61, $37.78 and $45.40 for the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively. The total fair value of PRSUs vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was $28.6 million, $56.0 million and $38.5 million, respectively. As of February 1, 2025, unamortized compensation expense related to PRSUs was $143.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Warrant Shares

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of 7 years and a vesting term of 5 years. See “Note 3 – Revenue” for additional information.

Activity for the Warrant Shares is as follows (in millions):

Number of Shares
Balance outstanding at February 3, 2024	—
Granted	4.2
Vested	(0.1)
Balance outstanding at February 1, 2025	4.1

A total of 0.1 million Warrant Shares were vested as of February 1, 2025.

Valuation of Stock-Based Awards

The expected volatility for awards granted during fiscal 2025, 2024 and 2023 was based on historical stock price volatility.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Employee Stock Purchase Plan:
Estimated fair value	$38.68	$21.44	$17.42
Expected volatility	54%	55%	58%
Expected term (in years)	1.2	1.3	1.3
Risk-free interest rate	4.3%	5.0%	4.1%
Expected dividend yield	0.2%	0.4%	0.6%

The following weighted-average assumptions were used for each respective period to calculate the fair value of common stock to be issued under PRSU awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
PRSUs:
Expected term (in years)	3.0	3.5	3.0
Expected volatility	54%	50%	51%
Average correlation coefficient of peer companies	0.7	0.7	0.7
Risk-free interest rate	4.6%	3.7%	3.3%
Expected dividend yield	0.3%	0.6%	0.5%

The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

The following assumptions were used for each respective period to calculate the fair value of Warrant Shares on the date of grant using the Black-Scholes option pricing model:

Year Ended February 1, 2025
Warrant Shares:
Estimated fair value	$54.44
Expected volatility	48%
Expected term (in years)	7.0
Risk-free interest rate	4.1%
Expected dividend yield	0.3%

Employee 401(k) Plans

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax, Roth and after-tax contributions to the 401(k) plan ranging from 1% to 75% of eligible earnings subject to a required annual limit. The Company currently matches 100% of 5% of eligible salary to a $5,000 maximum contribution effective from January 1, 2023. The Company made matching contributions to employees of $14.7 million in fiscal 2025, $15.5 million in fiscal 2024 and $15.9 million in fiscal 2023. As of February 1, 2025, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $11.0 million, $11.4 million and $11.3 million during fiscal 2025, 2024 and 2023, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Income Taxes

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes consist of the following (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
U.S. operations	$(402.2)	$(383.3)	$(452.7)
Non-U.S. operations	(492.5)	(375.4)	537.8
Income (loss) before income taxes	$(894.7)	$(758.7)	$85.1

The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current income tax provision (benefit):
Federal	$30.9	$(1.0)	$57.8
State	0.5	(2.1)	3.3
Foreign	70.8	27.0	137.1
Total current income tax provision	102.2	23.9	198.2
Deferred income tax provision (benefit):
Federal	(34.5)	186.9	(118.8)
State	(2.4)	4.7	(17.5)
Foreign	(75.0)	(40.8)	186.7
Total deferred income tax provision (benefit)	(111.9)	150.8	50.4
Total provision (benefit) for income taxes	$(9.7)	$174.7	$248.6

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income (loss) before income taxes as follows (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Provision (benefit) at U.S. statutory rate	$(187.9)	$(159.3)	$17.9
State taxes, net of federal benefit	(2.0)	2.5	(13.8)
Difference in U.S. and non-U.S. tax rates	98.2	69.5	(16.0)
Foreign income inclusion in U.S.	159.7	220.0	194.4
Change in federal valuation allowance	36.9	92.4	(73.8)
Federal research and development credits	(102.8)	(88.0)	(96.1)
Stock-based compensation	(36.1)	(0.5)	(2.0)
Non-deductible compensation	17.1	15.8	15.1
Intellectual property transaction	—	15.3	—
Uncertain tax positions	2.7	1.0	(16.5)
Federal tax attribute expiration	—	—	5.8
Singapore incentive rate extension	—	—	213.6
Transaction costs	—	—	0.4
Israel income tax recapture	—	—	18.3
Other	4.5	6.0	1.3
Total provision (benefit) for income taxes	$(9.7)	$174.7	$248.6

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit for fiscal 2025 differs from the U.S. federal statutory rate of 21% as a result of foreign income inclusions in the U.S., a portion of the Company’s earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and deductions related to stock compensation.

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

Deferred tax assets and liabilities consist of the following (in millions):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Net operating losses	$112.0	$107.9
Income tax credits	1,133.0	1,056.6
Intangible assets	536.7	580.0
Lease liabilities	44.2	44.9
Other	96.3	86.4
Gross deferred tax assets	1,922.2	1,875.8
Valuation allowance	(1,176.2)	(1,099.0)
Total deferred tax assets	746.0	776.8
Deferred tax liabilities:
Intangible assets	(274.3)	(421.4)
Fixed assets	(41.5)	(39.0)
Unremitted earnings of non-U.S. subsidiaries	(25.6)	(26.7)
Right of use assets	(37.2)	(36.5)
Total deferred tax liabilities	(378.6)	(523.6)
Net deferred tax assets	$367.4	$253.2

The deferred taxes reflected above for fiscal 2025 include the impact of the Fiscal 2025 Plan, which resulted in a reversal of deferred tax liabilities associated with acquired intangible assets.

The deferred tax assets and liabilities based on tax jurisdictions are presented on the Company’s consolidated balance sheets as follows (in millions):

	February 1, 2025	February 3, 2024
Non-current deferred tax assets	$401.2	$311.9
Non-current deferred tax liabilities	(33.8)	(58.7)
Net deferred tax assets	$367.4	$253.2

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those assets become deductible or creditable. The Company evaluates the recoverability of its deferred tax assets, weighing all positive and negative evidence, and provides or maintains a valuation allowance for these assets if it is more likely than not that some, or all, of the deferred tax assets will not be realized. If negative evidence exists, sufficient positive evidence is necessary to support a conclusion that a valuation allowance is not needed. The Company considers all available evidence such as its earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies. In the U.S., and in certain foreign jurisdictions, the Company has deferred tax assets for which partial valuation allowances have been established. After weighing all available evidence, particularly the earnings history and forecasts of future taxable income in each respective jurisdiction, as well as its history of tax credits expiring unused, the Company determined that negative evidence outweighed positive evidence with respect to the ability to realize federal, state, and foreign research and development and other tax credits, as well as certain other foreign deferred tax assets. The valuation allowance increased by $77.2 million from fiscal 2024, for certain federal, state, and foreign tax attributes. The Company maintains a valuation allowance on its U.S. R&D credits based on the factors listed above as well as forecasted R&D credit utilization and expected R&D credit generation in future years. In future periods, it is possible that significant positive or negative evidence could arise that results in a change in the Company’s judgment with respect to the need for a valuation allowance, which could result in a tax benefit, or adversely affect the Company’s income tax provision, in the period of such change in judgment.

As of February 1, 2025, the Company had net operating loss carryforwards available to offset future taxable income of approximately $476.1 million, $808.9 million, $262.9 million and $1.2 million for U.S. federal, state of California, other U.S. states, and foreign purposes, respectively. If not utilized, the federal loss carryforwards begin to expire in fiscal 2033, and the California carryforwards begin to expire in fiscal 2027. The majority of the Company’s foreign losses carry forward indefinitely. The Company also had federal research and other tax credit carryforwards of approximately $714.0 million, which begin to expire in fiscal 2027. As of February 1, 2025, the Company also had California research tax credit carryforwards of approximately $731.2 million, which can be carried forward indefinitely. In addition, the Company has research and other tax credit carryforwards of approximately $48.2 million in other U.S. states, which begin to expire in fiscal 2026. The Company also has research and other tax credit carryforwards of approximately $10.8 million in foreign jurisdictions, which begin to expire in fiscal 2027. The Company’s net operating loss and tax credit carryforwards may be subject to audit and adjusted for changes or modification in tax laws, other authoritative interpretations, or other facts and circumstances.

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

The following table reflects changes in the unrecognized tax benefits (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Unrecognized tax benefits as of the beginning of the period	$476.5	$317.5	$334.0
Increases related to acquired tax positions	—	—	—
Increases related to prior year tax positions	—	—	2.0
Decreases related to prior year tax positions	(7.7)	(0.8)	(16.4)
Increases related to current year tax positions	74.9	163.1	6.8
Settlements	(0.2)	(1.0)	—
Lapse in the statute of limitations	(1.4)	(1.8)	(8.6)
Foreign exchange gain	(0.4)	(0.5)	(0.3)
Gross amounts of unrecognized tax benefits as of the end of the period	$541.7	$476.5	$317.5

The Company has recorded $541.7 million of gross unrecognized tax benefits as of February 1, 2025, of which $207.0 million would affect the Company’s effective income tax rate if recognized. $489.6 million of the Company’s gross unrecognized tax benefits as of February 1, 2025 relate to income tax positions which, if recognized, would increase deferred tax assets that are subject to valuation allowances.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of interest and penalties accrued was approximately $5.8 million, $3.8 million, and $3.2 million as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively. The consolidated statements of operations for fiscal 2025, 2024, and 2023 included accruals of $2.5 million, $1.3 million, and $1.6 million, respectively, of interest and penalties related to unrecognized tax benefits.

The Company’s major tax jurisdictions are the United States, the states of California and Massachusetts, Germany, India, Israel and Singapore. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of February 1, 2025, the Company is subject to examination in significant jurisdictions including Germany, India, Israel, Singapore, and the United States for fiscal 2003 through 2025.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, the Company does not expect a significant decrease to its uncertain tax positions as a result of the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

The Company maintains a Development and Expansion Incentive (“DEI”) in Singapore through June 30, 2029. To retain the current DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. In fiscal 2025, 2024 and 2023, no Singapore tax incentive net tax benefits were recorded.

Marvell Israel (M.I.S.L) Ltd., is entitled to certain tax benefits through December 31, 2026 under the Israeli Encouragement of Investments Law (“Encouragement Law”) Special Technology Enterprise Regime, subject to various operating requirements and other conditions. In fiscal 2025, no Israel tax incentive net tax benefits were recorded. In fiscal 2024, tax savings associated with this program were approximately $8.7 million, which if paid, would impact the Company’s earnings per share by $0.01 per share. In fiscal 2023, tax savings associated with this program were approximately $11.2 million, which if paid, would impact the Company’s earnings per share by $0.01 per share.

The Company’s principal source of liquidity as of February 1, 2025 consisted of approximately $948.3 million of cash and cash equivalents, of which approximately $716.9 million was held by subsidiaries outside of the United States. In addition, the Company has an undrawn revolving credit facility of $1.0 billion. The Company has not recognized a deferred tax liability on $301.2 million of assets held by subsidiaries as such amounts are deemed to be indefinitely reinvested. The Company manages its worldwide cash requirements by, among other things, reviewing available funds held by its foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

Note 13 — Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computations of basic and diluted net loss per share are presented in the following table (in millions, except per share amounts):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Numerator:
Net loss	$(885.0)	$(933.4)	$(163.5)
Denominator:
Weighted-average shares — basic	865.5	861.3	851.4
Effect of dilutive securities:
Stock-based awards and warrant shares	—	—	—
Weighted-average shares — diluted	865.5	861.3	851.4

Net loss per share:
Basic	$(1.02)	$(1.08)	$(0.19)
Diluted	$(1.02)	$(1.08)	$(0.19)

Potential dilutive securities include dilutive common stock from stock-based awards attributable to the assumed exercise of stock options, restricted stock units, employee stock purchase plan shares and warrant shares using the treasury stock method. Under the treasury stock method, potential common stock outstanding are not included in the computation of diluted net income per share, if their effect is anti-dilutive.

Anti-dilutive potential shares are presented in the following table (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Weighted-average shares outstanding:
Stock-based awards and warrant shares	13.0	10.9	21.0

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards and warrant shares are excluded from the calculation of diluted earnings per share for the years ended February 1, 2025, February 3, 2024, and January 28, 2023 due to the net losses reported in those periods.

Note 14 — Segment and Geographic Information

The Company operates in one reportable segment — the design, development and sale of integrated circuits. The chief executive officer was identified as the chief operating decision maker (“CODM”). Based on his direct involvement with the Company’s operations and product development, the CODM is ultimately responsible for and actively involved in the allocation of resources and the assessment of the Company’s performance using consolidated net income (loss) reported on the consolidated statements of operations. The Company’s organizational structure is based along functional lines, with each of the functional department heads, as well as shared resources, reporting directly to the CODM or to a direct report of the CODM. The Company uses a highly-integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products, and substantially all of the Company’s integrated circuits are manufactured under similar manufacturing processes. Accordingly, the Company operates under a single operating segment.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of consolidated net loss inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net revenue	$5,767.3	$5,507.7	$5,919.6
Less:
Product costs (a)	2,246.7	2,136.8	2,102.2
Employee compensation and related in operating expenses	1,319.9	1,276.1	1,274.2
Amortization of acquired intangible assets	1,052.6	1,097.9	1,087.4
Restructuring related charges (b)	711.8	131.1	21.6
Stock-based compensation	597.4	609.8	552.4
Engineering design related costs	219.1	180.4	138.2
Interest expense	189.4	211.7	170.6
Provision (benefit) for income taxes	(9.7)	174.7	248.6
Other segment expenses (c)	325.1	622.6	487.9
Net loss	$(885.0)	$(933.4)	$(163.5)

(a)Includes material, labor and other product related costs, excluding the other categories above.
(b)Restructuring related charges of $357.9 million are included in cost of goods sold and $353.9 million are included in operating expenses for the year ended February 1, 2025 in the accompanying consolidated statements of operations.
(c)Includes depreciation and amortization expenses, facilities expenses, legal expenses, interest income and other income and expenses.

This expense information is based on management's internal view of expense classification when reviewing aspects of financial and operating performance of the business, and may not be representative of expense classification that is comparable to other peer companies' internal management views. As a result, this expense information should not be considered in isolation or as substitute for analysis of Marvell’s results in conjunction with the accompanying consolidated financial statements and notes thereto.

The following table presents long-lived asset information by geographic region (in millions):

	February 1, 2025	February 3, 2024
Property and equipment, net:
United States	$398.6	$518.6
Singapore	321.0	159.7
Other	70.9	77.7
	$790.5	$756.0

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	February 1, 2025	February 3, 2024
Cash and cash equivalents:
Cash	$891.1	$948.2
Cash equivalents:
Time deposits	57.2	2.6
Cash and cash equivalents	$948.3	$950.8

Short-term, highly liquid investments of $57.2 million and $2.6 million as of February 1, 2025 and February 3, 2024, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not considered as investments because of the short-term maturity of such investments.

	February 1, 2025	February 3, 2024
Accounts receivable, net:
Accounts receivable	$1,031.0	$1,123.6
Less: Allowance for credit losses	(2.6)	(2.0)
Accounts receivable, net	$1,028.4	$1,121.6

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $868.8 million for the year ended February 1, 2025, of which $101.8 million remained subject to servicing by the Company as of February 1, 2025. Total trade accounts receivable sold under the factoring arrangement were $335.7 million for the year ended February 3, 2024, of which $155.9 million remained subject to servicing by the Company as of February 3, 2024. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material for fiscal 2025 and 2024.

	February 1, 2025	February 3, 2024
Inventories:
Work-in-process	$709.0	$523.8
Finished goods	320.7	340.6
Inventories	$1,029.7	$864.4

	February 1, 2025	February 3, 2024
Property and equipment, net:
Machinery and equipment	$1,570.2	$1,376.2
Land, buildings, and leasehold improvements	306.6	312.4
Computer software	126.4	116.5
Furniture and fixtures	34.3	31.7
	2,037.5	1,836.8
Less: Accumulated depreciation	(1,247.0)	(1,080.8)
Property and equipment, net	$790.5	$756.0

The Company recorded depreciation expense for property and equipment of $177.0 million, $148.2 million and $126.8 million for fiscal 2025, 2024 and 2023, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 1, 2025	February 3, 2024
Other non-current assets:
Prepaid ship and debits	$516.9	$547.6
Technology licenses (1)	401.3	350.6
Prepayments on supply capacity reservation agreements	307.8	302.5
Operating right-of-use assets	246.0	203.6
Non-marketable equity investments	48.2	45.8
Other	74.8	56.8
Other non-current assets	$1,595.0	$1,506.9

(1)Amortization of technology licenses was $125.5 million, $177.1 million and $189.5 million in fiscal 2025, 2024 and 2023, respectively.

	February 1, 2025	February 3, 2024
Accrued liabilities:
Variable consideration estimates (1)	$517.9	$610.7
Technology license obligations	101.8	105.7
Accrued restructuring	91.5	16.1
Accrued income tax payable	55.6	17.8
Lease liabilities - current portion	48.3	39.4
Accrued interest	43.5	41.3
Deferred revenue	22.1	43.2
Deferred non-recurring engineering credits	17.7	21.7
Accrued legal reserve	11.7	76.5
Other	62.5	60.5
Accrued liabilities	$972.6	$1,032.9

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	February 1, 2025	February 3, 2024
Other non-current liabilities:
Technology license obligations	$233.8	$196.5
Lease liabilities - non-current	231.0	196.0
Non-current restructuring liabilities	228.4	0.9
Non-current income taxes payable	73.4	56.6
Deferred tax liabilities	33.8	58.7
Other	16.0	15.6
Other non-current liabilities	$816.4	$524.3

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, by components for the comparative period are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at January 28, 2023	$—
Other comprehensive income (loss) before reclassifications	(1.5)
Amounts reclassified from accumulated other comprehensive income (loss)	2.6
Net current-period other comprehensive income (loss), net of tax	1.1
Balance at February 3, 2024	1.1
Other comprehensive income (loss) before reclassifications	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	(0.8)
Net current-period other comprehensive income (loss), net of tax	(0.7)
Balance at February 1, 2025	$0.4

Consolidated Statements of Cash Flows

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Supplemental Cash Flow Information:
Cash paid for interest	$173.4	$173.7	$147.9
Cash paid for income taxes, net	$40.1	$120.6	$95.9
Non-Cash Investing and Financing Activities:
Consideration unpaid for acquisitions	$—	$—	$9.2
Purchases under technology license obligations	$307.5	$56.2	$108.9
Unpaid purchases of property and equipment at end of year	$69.3	$80.1	$63.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 1, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2025 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 1, 2025.

The effectiveness of our internal control over financial reporting as of February 1, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

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

Changes to Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended February 1, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

In the fourth quarter of fiscal 2025, the following trading plans intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Panteha Dixon	Chief Accounting Officer	Adopted	12/5/2024	3/17/2025	12/31/2025	Sales	14,679
Raghib Hussain	President, Products and Technologies	Adopted	1/17/2025	4/21/2025	12/31/2026	Sales	200,000

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marvell Technology, Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 12, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Jose, California
March 12, 2025

PART III

Unless we file an amendment to this Form 10-K within 120 days after February 1, 2025 to include the Part III information, we intend to incorporate such information by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders to be held in June 2025 (the “2025 Proxy Statement”).

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 407(c)(3) and 408(b) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Election of Directors,” “Corporate Governance and Matters Related to Our Board,” “Executive Officers of the Company” and “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our 2025 Proxy Statement.

Delinquent Section 16(a) Reports

The information required by Item 405 of Regulation S-K is incorporated by reference herein, as applicable, to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement.

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

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth under the caption “Corporate Governance and Matters Related to Our Board” in our 2025 Proxy Statement.

Item 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Compensation of Directors,” “Director Compensation Table-Fiscal 2025,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect February 1, 2025:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)	17,575,601	$62.15	85,214,306
Equity compensation plans not approved by security holders (4)	207,506	$14.33	—

(1)Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding under our equity compensation plans as of February 1, 2025).
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2025 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2025 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
See the “Index to Consolidated Financial Statements” on page 57 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
See “Schedule II — Valuation and Qualifying Accounts” on page 109 of this Annual Report on Form 10-K:
All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.

Exhibit No.	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, between Marvell Technology, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2	Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.	10-Q	001-40357	10.3.2	12/1/2023

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2	First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement	10-Q	001-40357	10.4.2	12/1/2023

10.5#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.5.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.5.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.5.2.1#	Updated Election Deferral Form				Filed herewith

10.5.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.5.4#	Form of Relative TSR RSU Grant Notice as amended March 2022	10-Q	001-40357	10.7.7	5/27/2022

10.5.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.5.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.5.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.5.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.6#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.6.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.8#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.9#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.10#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.11#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.12#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.13#	Fiscal 2025 Named Executive Officer Compensation	10-Q	001-40357	10.13	5/31/2024

10.14#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.15	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.16#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.17#	Offer Letter between Marvell and Raghib Hussain	10-Q	000-30877	10.3	9/12/2018

10.18#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.19#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.20	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.21#	Non-Qualified Deferred Compensation Plan				Filed herewith

19	Insider Trading Prohibition Policy and Guidelines				Filed herewith

21.1	Subsidiaries of Registrant				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP				Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

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

MARVELL TECHNOLOGY, INC.

Dated: March 12, 2025	By:	/S/ WILLEM MEINTJES
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

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025
Matthew J. Murphy

/S/ WILLEM MEINTJES	Chief Financial Officer (Principal Financial Officer)	March 12, 2025
Willem Meintjes

/S/ PANTEHA DIXON	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2025
Panteha Dixon

/S/ SARA ANDREWS	Director	March 12, 2025
Sara Andrews

/S/ TUDOR BROWN	Director	March 12, 2025
Tudor Brown

/S/ BRAD BUSS	Director	March 12, 2025
Brad Buss

/S/ DANIEL DURN	Director	March 12, 2025
Daniel Durn

/S/ REBECCA HOUSE	Director	March 12, 2025
Rebecca House

Name and Signature	Title	Date

/S/ MARACHEL KNIGHT	Director	March 12, 2025
Marachel Knight

/S/ MICHAEL STRACHAN	Director	March 12, 2025
Michael Strachan

/S/ ROBERT E. SWITZ	Director	March 12, 2025
Robert E. Switz

/S/ RICK WALLACE	Director	March 12, 2025
Rick Wallace

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended February 1, 2025
Allowance for credit losses	$2.0	$0.7	$(0.1)	$2.6
Deferred tax asset valuation allowance	$1,099.0	$77.8	$(0.6)	$1,176.2
Fiscal year ended February 3, 2024
Allowance for credit losses	$2.1	$0.8	$(0.9)	$2.0
Deferred tax asset valuation allowance	$961.7	$138.1	$(0.8)	$1,099.0
Fiscal year ended January 28, 2023
Allowance for credit losses	$3.0	$1.2	$(2.1)	$2.1
Deferred tax asset valuation allowance	$1,003.4	$—	$(41.7)	$961.7