Form 10-Q
period 2025-05-03
Marvell Technology, Inc.
filed 2025-05-30
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of May 23, 2025 was 862.2 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	May 3, 2025	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$885.9	$948.3
Accounts receivable, net	1,144.0	1,028.4
Inventories	1,071.4	1,029.7
Prepaid expenses and other current assets	148.1	113.9
Assets held for sale	588.2	—
Total current assets	3,837.6	3,120.3
Property and equipment, net	774.7	790.5
Goodwill	11,062.2	11,586.9
Acquired intangible assets, net	2,450.9	2,710.6
Deferred tax assets	405.9	401.2
Other non-current assets	1,492.4	1,595.0
Total assets	$20,023.7	$20,204.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$562.7	$622.2
Accrued liabilities	939.8	972.6
Accrued employee compensation	183.7	302.5
Short-term debt	1,255.2	129.5
Total current liabilities	2,941.4	2,026.8
Long-term debt	2,977.4	3,934.3
Other non-current liabilities	792.2	816.4
Total liabilities	6,711.0	6,777.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,294.2	14,534.1
Accumulated other comprehensive income (loss)	(0.1)	0.4
Accumulated deficit	(983.1)	(1,109.2)
Total stockholders’ equity	13,312.7	13,427.0
Total liabilities and stockholders’ equity	$20,023.7	$20,204.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net revenue	$1,895.3	$1,160.9
Cost of goods sold	942.9	633.1
Gross profit	952.4	527.8
Operating expenses:
Research and development	507.7	476.1
Selling, general and administrative	186.4	199.9
Restructuring related charges (gains), net	(12.3)	4.1
Total operating expenses	681.8	680.1
Operating income (loss)	270.6	(152.3)
Interest expense	(48.7)	(48.8)
Interest income and other, net	(6.0)	3.3
Interest and other loss, net	(54.7)	(45.5)
Income (loss) before income taxes	215.9	(197.8)
Provision for income taxes	38.0	17.8
Net income (loss)	$177.9	$(215.6)

Net income (loss) per share — basic	$0.21	$(0.25)

Net income (loss) per share — diluted	$0.20	$(0.25)

Weighted-average shares:
Basic	864.8	865.0
Diluted	875.6	865.0
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net income (loss)	$177.9	$(215.6)
Other comprehensive loss, net of tax
Net change in unrealized loss on cash flow hedges	(0.5)	(0.7)
Other comprehensive loss, net of tax	(0.5)	(0.7)
Comprehensive income (loss), net of tax	$177.4	$(216.3)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 1, 2025	866.0	$1.7	$14,534.1	$0.4	$(1,109.2)	$13,427.0
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.2)	—	—	(50.2)
Stock-based compensation	—	—	142.9	—	—	142.9
Repurchase of common stock	(5.6)	—	(340.0)	—	—	(340.0)
Vestings of common stock in connection with customer warrant	—	—	6.8	—	—	6.8
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net income	—	—	—	—	177.9	177.9
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)
Balance at May 3, 2025	862.2	$1.7	$14,294.2	$(0.1)	$(983.1)	$13,312.7

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
Issuance of common stock in connection with equity incentive plans	2.2	—	2.2	—	—	2.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(74.1)	—	—	(74.1)
Stock-based compensation	—	—	137.3	—	—	137.3
Repurchase of common stock	(2.2)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(215.6)	(215.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at May 4, 2024	865.5	$1.7	$14,760.7	$0.4	$(284.1)	$14,478.7

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income (loss)	$177.9	$(215.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84.2	72.6
Stock-based compensation	142.1	136.5
Amortization of acquired intangible assets	245.7	264.9
Restructuring related charges (gains), net	(14.0)	0.7
Deferred income taxes	(4.3)	(22.2)
Other expense, net	44.1	21.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(115.6)	239.7
Prepaid expenses and other assets	24.1	85.8
Inventories	(69.9)	38.8
Accounts payable	(37.4)	(58.3)
Accrued employee compensation	(117.6)	(92.2)
Accrued liabilities and other non-current liabilities	(26.4)	(148.0)
Net cash provided by operating activities	332.9	324.5
Cash flows from investing activities:
Purchases of technology licenses	(1.1)	(0.5)
Purchases of property and equipment	(118.8)	(91.5)
Proceeds from sales of property and equipment	25.9	0.1
Other, net	(0.1)	(10.0)
Net cash used in investing activities	(94.1)	(101.9)
Cash flows from financing activities:
Repurchases of common stock	(340.0)	(150.0)
Proceeds from employee stock plans	0.6	2.3
Tax withholding paid on behalf of employees for net share settlement	(50.2)	(74.1)
Dividend payments to stockholders	(51.8)	(51.8)
Payments on technology license obligations	(26.8)	(30.2)
Proceeds from borrowings	200.0	—
Principal payments of debt	(32.8)	(21.9)
Other, net	(0.2)	—
Net cash used in financing activities	(301.2)	(325.7)
Net decrease in cash and cash equivalents	(62.4)	(103.1)
Cash and cash equivalents at beginning of period	948.3	950.8
Cash and cash equivalents at end of period	$885.9	$847.7
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 3, 2025, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2025 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2025 had a 52-week year. Fiscal 2026 is a 52-week year.

On April 7, 2025, the Company entered into a definitive agreement to sell its automotive ethernet business to Infineon Technologies AG (the “Buyer”) for $2.5 billion in cash. The divestiture encompasses the Company's automotive ethernet product portfolio and related assets. In addition, the Company will license certain intellectual property to the Buyer in connection with the transferred business and provide certain temporary transition services following completion of the sale. As of May 3, 2025, the Company classified assets held for sale of $588.2 million, which consisted of $29.0 million of inventories, $17.4 million of property and equipment, $524.7 million of goodwill, $14.0 million of acquired intangible assets, and other related assets. The transaction is expected to close within calendar year 2025, subject to customary closing conditions and regulatory approvals.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, restructuring, government incentives, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve income tax disclosures to enhance transparency and decision usefulness of income tax disclosure. This ASU will be effective for the Company’s annual reporting for fiscal 2026 on a prospective basis, with retrospective application permitted. Adoption of this new guidance will result in enhanced cash tax and effective tax rate disclosures in the Notes to Consolidated Financial Statements. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requiring disaggregated disclosure of certain expense captions into specified categories in the notes to financial statements on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended
	May 3, 2025	% of Total	May 4, 2024	% of Total
Net revenue by end market:
Data center	$1,440.6	76%	$816.4	70%
Enterprise networking	177.5	9%	153.1	13%
Carrier infrastructure	138.4	7%	71.8	6%
Consumer	63.1	3%	42.0	4%
Automotive/industrial	75.7	5%	77.6	7%
	$1,895.3		$1,160.9

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended
	May 3, 2025	% of Total	May 4, 2024	% of Total
Net revenue based on destination of shipment:
China	$708.9	37%	$529.6	46%
Taiwan	327.3	17%	42.6	4%
United States	305.2	16%	216.5	19%
Singapore	163.1	9%	111.3	9%
Netherlands	91.3	5%	6.8	1%
Japan	46.9	2%	17.3	1%
Thailand	42.2	2%	65.0	5%
Finland	36.1	2%	22.4	2%
Malaysia	34.9	2%	53.0	5%
Other	139.4	8%	96.4	8%
	$1,895.3		$1,160.9

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended
	May 3, 2025	% of Total	May 4, 2024	% of Total
Net revenue by customer type:
Direct customers	$1,069.3	56%	$608.1	52%
Distributors	826.0	44%	552.8	48%
	$1,895.3		$1,160.9

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the three months ended May 3, 2025 that was included in the deferred revenue balance at February 1, 2025 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. The Company has elected the practical expedient and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Customer Warrant

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the five year vesting term. The grant date fair value of the Warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 0.1 million Warrant Shares were vested as of May 3, 2025.

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of May 3, 2025 and February 1, 2025 was $11.1 billion and $11.6 billion, respectively. In connection with the definitive agreement entered into on April 7, 2025, the Company reclassified $524.7 million of goodwill to assets held for sale based on the relative fair value of the automotive ethernet business. See “Note 1 – Basis of Presentation” for discussion of the automotive ethernet business divestiture.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net

As of May 3, 2025 and February 1, 2025, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	May 3, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,635.4)	$1,526.6	3.5
Customer contracts and related relationships	2,039.0	(1,446.4)	592.6	2.1
Trade names	50.0	(40.3)	9.7	1.0
Total acquired amortizable intangible assets	$7,251.0	$(5,122.1)	$2,128.9	3.1
In-process research and development	322.0	—	322.0	n/a
Total acquired intangible assets	$7,573.0	$(5,122.1)	$2,450.9

	February 1, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,466.1)	$1,695.9	3.6
Customer contracts and related relationships	2,039.0	(1,372.5)	666.5	2.4
Trade names	50.0	(37.8)	12.2	1.2
Total acquired amortizable intangible assets	$7,251.0	$(4,876.4)	$2,374.6	3.3
In-process research and development	336.0	—	336.0	n/a
Total acquired intangible assets	$7,587.0	$(4,876.4)	$2,710.6

The Company regularly assesses the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the acquired intangible assets may not be recoverable. During fiscal 2025, impairment charges of $240.1 million related to certain acquired developed technologies intangible assets were recognized as part of restructuring actions. The gross carrying amounts and accumulated amortization of fully impaired intangible assets were excluded from the table above. See “Note 7 – Restructuring” for further information.

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The in-process research and development (“IPR&D”) will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point, the IPR&D is reclassified as an amortizable acquired intangible asset and amortized over the asset’s estimated useful life. Useful lives for these IPR&D projects are expected to range between 8 to 9 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization expense for acquired intangible assets for the three months ended May 3, 2025 and May 4, 2024 was $245.7 million and $264.9 million, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of May 3, 2025 (in millions):

Fiscal Year	Amount
Remainder of 2026	$696.0
2027	811.3
2028	282.1
2029	129.0
2030	106.8
Thereafter	103.7
$2,128.9

Note 5. Fair Value Measurements

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

The Company’s Level 1 assets include marketable equity investments and securities under the Company’s non-qualified deferred compensation (“NQDC”) plan, which are classified as other non-current assets and valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yield. In addition, forward contracts and the severance pay fund are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at May 3, 2025
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$60.2	$—	$60.2
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.4	—	0.4
Other non-current assets:
Marketable equity investments	10.1	—	—	10.1
Securities under the NQDC plan	0.9	—	—	0.9
Severance pay fund	—	0.6	—	0.6
Total assets	$11.0	$61.2	$—	$72.2

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of May 3, 2025 and February 1, 2025, non-marketable equity investments had a carrying value of $48.6 million and $48.2 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

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

Fair Value of Debt

The Company classified the 2026 Term Loan, the 2023 Revolving Credit Facility, 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2031 Senior Notes, and 2033 Senior Notes as Level 2 in the fair value measurement hierarchy. The carrying values of the 2026 Term Loan and the 2023 Revolving Credit Facility approximate their fair value as the 2026 Term Loan and the 2023 Revolving Credit Facility are carried at market observable interest rates that reset periodically. The estimated aggregate fair value of the unsecured senior notes was $3.4 billion at May 3, 2025 and February 1, 2025, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 6 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 6. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at May 3, 2025 and February 1, 2025 (in millions):

	May 3, 2025	February 1, 2025
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche	$557.8	$590.6
Term Loan Total	557.8	590.6
2023 Revolving Credit Facility	200.0	—
Revolving Credit Facility Total	200.0	—
4.875% MTG/MTI 2028 Senior Notes	499.9	499.9
1.650% 2026 Senior Notes	500.0	500.0
2.450% 2028 Senior Notes	750.0	750.0
5.750% 2029 Senior Notes	500.0	500.0
2.950% 2031 Senior Notes	750.0	750.0
5.950% 2033 Senior Notes	500.0	500.0
Senior Notes Total	3,499.9	3,499.9
Total borrowings	$4,257.7	$4,090.5
Less: Unamortized debt discount and issuance cost	(25.1)	(26.7)
Net carrying amount of debt	$4,232.6	$4,063.8
Less: Current portion (1)	1,255.2	129.5
Non-current portion	$2,977.4	$3,934.3

(1)As of May 3, 2025, the current portion of outstanding debt that is due within twelve months includes the outstanding balance of the 2023 Revolving Credit Facility, the 2026 Term Loan - 5-Year Tranche, and the 2026 Senior Notes. The Company intends to repay the current balance with operating cash flows or opportunistically refinance such debt. The weighted-average interest rate on short-term debt outstanding at May 3, 2025 and February 1, 2025 was 4.147% and 5.785%, respectively.

2026 Term Loan

The Company’s 2026 Term Loan (the “5-Year Tranche Loan”) has a stated floating interest rate which equates to an adjusted term Secured Overnight Financing Rate (“SOFR”) + 137.5 bps. The effective interest rate for the 5-Year Tranche Loan was 4.914% as of May 3, 2025. During the three months ended May 3, 2025, the Company repaid $32.8 million of the principal outstanding of the 5-Year Tranche Loan.

As of May 3, 2025, the Company was in compliance with its debt covenants for the term loan agreement.

2023 Revolving Credit Facility

The Company’s 2023 Revolving Credit Facility has a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The annual unused commitment fee rate was 0.175% at May 3, 2025. During the three months ended May 3, 2025, the Company drew down $200.0 million on the 2023 Revolving Credit Facility that remained outstanding at May 3, 2025. The Company intends to repay the outstanding amount during fiscal 2026. As of May 3, 2025, $800.0 million of the $1.0 billion total borrowing capacity under the 2023 Revolving Credit Facility was undrawn and is available for draw down through April 14, 2028.

As of May 3, 2025, the Company was in compliance with its debt covenants for the revolving line of credit agreement.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

2029 and 2033 Senior Unsecured Notes

The stated and effective interest rates for the Company’s 2029 Senior Notes are 5.750% and 5.891%, respectively. The stated and effective interest rates for the Company’s 2033 Senior Notes are 5.950% and 6.082%, respectively.

2026, 2028, and 2031 Senior Unsecured Notes

The stated and effective interest rates for the Company’s 2026 Senior Notes are 1.650% and 1.839%, respectively. The stated and effective interest rates for the Company’s 2028 Senior Notes are 2.450% and 2.554%, respectively. The stated and effective interest rates for the Company’s 2031 Senior Notes are 2.950% and 3.043%, respectively.

MTG / MTI 2028 Senior Unsecured Notes

The stated and effective interest rates for the Company’s MTI 2028 Senior Notes are 4.875% and 4.988%, respectively. The stated and effective interest rates for the Company’s MTG 2028 Senior Notes are 4.875% and 4.940%, respectively.

Interest Expense and Future Contractual Maturities

During the three months ended May 3, 2025 and May 4, 2024, the Company recognized $44.8 million and $46.8 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of May 3, 2025, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$298.4
2027	959.4
2028	—
2029	1,249.9
2030	500.0
Thereafter	1,250.0
Total	$4,257.7

For additional information about the Company's debt, see "Note 7 - Debt" in the Notes to Consolidated Financial Statements within Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Note 7. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the third quarter of fiscal 2025 (the “Fiscal 2025 Plan”) to increase research and development investment in the data center end market and reduce investment in new product development in other end markets including the cancellation of certain future product releases. Restructuring charges were mainly comprised of impairment and write-off of acquired intangible assets, purchased technology licenses, inventories, property and equipment and other non-current assets, as well as recognition of future contractual obligations, severance, other one-time termination benefits, and other costs. The Company expects the Fiscal 2025 Plan to be substantially completed by the end of fiscal 2026.

During the three months ended May 3, 2025, the Company recognized a net restructuring gain of $12.3 million, mainly comprised of a gain on sale of property that was affected by restructuring actions associated with project and facility reductions to optimize resources, offset by employee severance and related costs. During the three months ended May 4, 2024, the Company recognized restructuring related charges of $4.1 million, mainly comprised of employee severance and related costs.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2025	$12.9	$316.2	$329.1
Charges (1)	2.5	(0.8)	1.7
Net cash payments	(10.1)	(11.7)	(21.8)
Balance at May 3, 2025	5.3	303.7	309.0
Less: non-current portion	—	219.9	219.9
Current portion	$5.3	$83.8	$89.1

(1)Restructuring gain of $14.0 million recognized in the current quarter was recorded directly to the unaudited condensed consolidated statements of operations and was not included in the restructuring liability balances above.

The current portion of the restructuring liability is comprised of $61.1 million and $28.0 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test and assembly partners, technology license fee obligations, minimum purchase commitments under technology service agreements, and commitments for capital expenditures.

Future unconditional purchase commitments as of May 3, 2025 are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
Remainder of 2026	$816.4	$134.6
2027	169.2	156.2
2028	151.2	164.6
2029	68.4	121.6
2030	66.3	111.9
Thereafter	182.4	77.3
Total unconditional purchase commitments	$1,453.9	$766.2

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

In addition, as of May 3, 2025, the Company had approximately $152.2 million of commitments for capital expenditures, majority of which are expected to be paid within fiscal 2026.

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

The Company entered into manufacturing supply capacity reservation agreements with foundries and test and assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $534.9 million of wafers, substrates, and other manufacturing products for the remainder of fiscal 2026 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $23.1 million in fiscal 2027 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

In September 2021, the Company entered into a technology licensing agreement with a vendor which provided complete access to the vendor’s intellectual property portfolio for 10 years. The arrangement provided access to intellectual property over the term of the contract, including existing intellectual property, as well as intellectual property in development, and to be developed in the future. The contract provided support and maintenance over the term of the contract as well. In the third quarter of fiscal 2025, the Company ceased use of this arrangement due to restructuring actions taken during the quarter, resulting in recognition of asset impairment charges. See “Note 7 – Restructuring” for further information. Aggregate remaining fees of $268.5 million as of the cease use date are payable quarterly over the contract term.

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

The Company recorded income tax expense of $38.0 million for the three months ended May 3, 2025. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

Note 10. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended
	May 3, 2025	May 4, 2024
Numerator:
Net income (loss)	$177.9	$(215.6)
Denominator:
Weighted-average shares — basic	864.8	865.0
Effect of dilutive securities:
Stock-based awards and warrant shares	10.8	—
Weighted-average shares — diluted	875.6	865.0
Net income (loss) per share
Basic	$0.21	$(0.25)
Diluted	$0.20	$(0.25)

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Weighted-average shares outstanding:
Stock-based awards and warrant shares	3.4	11.5

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three months ended May 4, 2024 due to the net loss reported in that period.

Note 11. Segment Information

The Company operates in one reportable segment — the design, development and sale of integrated circuits. The chief executive officer was identified as the chief operating decision maker (“CODM”). Based on his direct involvement with the Company’s operations and product development, the CODM is ultimately responsible for and actively involved in the allocation of resources and the assessment of the Company’s performance using consolidated net income (loss) reported on the unaudited condensed consolidated statements of operations. The Company’s organizational structure is based along functional lines, with each of the functional department heads, as well as shared resources, reporting directly to the CODM or to a direct report of the CODM. The Company uses a highly-integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products, and substantially all of the Company’s integrated circuits are manufactured under similar manufacturing processes. Accordingly, the Company operates under a single operating segment.

The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net revenue	$1,895.3	$1,160.9
Less:
Product costs (a)	761.8	436.9
Employee compensation and related in operating expenses	347.9	321.7
Amortization of acquired intangible assets	245.7	264.9
Restructuring related charges (gains), net	(12.3)	4.1
Stock-based compensation	142.1	136.5
Engineering design related costs	50.7	54.0
Interest expense	48.7	48.8
Provision for income taxes	38.0	17.8
Other segment expenses (b)	94.8	91.8
Net income (loss)	$177.9	$(215.6)

(a)Includes material, labor and other product related costs, excluding the other categories above.
(b)Includes depreciation and amortization expenses, facilities expenses, legal expenses, interest income and other income and expenses.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

This expense information is based on management's internal view of expense classification when reviewing aspects of financial and operating performance of the business, and may not be representative of expense classification that is comparable to other peer companies' internal management views. As a result, this expense information should not be considered in isolation or as substitute for analysis of Marvell’s results in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Note 12. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement was $289.6 million for the three months ended May 3, 2025, of which $279.5 million remained subject to servicing by the Company as of May 3, 2025. Total trade accounts receivable sold under the factoring arrangement were $268.1 million for the three months ended May 4, 2024, of which $268.1 million remained subject to servicing by the Company as of May 4, 2024. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material.

	May 3, 2025	February 1, 2025
Inventories:
Work-in-process	$739.0	$709.0
Finished goods	332.4	320.7
Inventories	$1,071.4	$1,029.7

	May 3, 2025	February 1, 2025
Property and equipment, net:
Machinery and equipment	$1,568.3	$1,570.2
Land, buildings, and leasehold improvements	315.7	306.6
Computer software	128.5	126.4
Furniture and fixtures	34.7	34.3
	2,047.2	2,037.5
Less: Accumulated depreciation	(1,272.5)	(1,247.0)
Property and equipment, net	$774.7	$790.5

	May 3, 2025	February 1, 2025
Other non-current assets:
Prepaid ship and debits	$439.8	$516.9
Technology licenses	376.3	401.3
Prepayments on supply capacity reservation agreements	310.5	307.8
Operating right-of-use assets	246.3	246.0
Non-marketable equity investments	48.6	48.2
Other	70.9	74.8
Other non-current assets	$1,492.4	$1,595.0

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	May 3, 2025	February 1, 2025
Accrued liabilities:
Variable consideration estimates (1)	$493.0	$517.9
Technology license obligations	101.4	101.8
Accrued income tax payable	78.0	55.6
Accrued restructuring	61.1	91.5
Lease liabilities - current portion	50.2	48.3
Deferred revenue	31.8	22.1
Accrued interest	24.9	43.5
Accrued royalties	19.1	11.7
Accrued legal reserve	12.2	11.7
Other	68.1	68.5
Accrued liabilities	$939.8	$972.6

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	May 3, 2025	February 1, 2025
Other non-current liabilities:
Lease liabilities - non-current	$229.2	$231.0
Non-current restructuring liabilities	219.9	228.4
Technology license obligations	214.6	233.8
Non-current income tax payable	76.5	73.4
Deferred tax liabilities	34.2	33.8
Other	17.8	16.0
Other non-current liabilities	$792.2	$816.4

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2025	$0.4
Other comprehensive income (loss) before reclassifications	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)
Net current-period other comprehensive income (loss), net of tax	(0.5)
Balance at May 3, 2025	$(0.1)

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)
Net current-period other comprehensive income (loss), net of tax	(0.7)
Balance at May 4, 2024	$0.4

Government Incentives

On May 1, 2025, the Company received notification that its application for government incentives in a foreign jurisdiction in which the Company operates has been approved by the necessary government agencies. The Company is accounting for the benefit as a government incentive and has elected to reduce qualifying cost of sales and operating expenditures by the incentives earned, recognized in the same line item on the unaudited condensed consolidated statements of operations for which the incentive is intended to compensate. For incentives related to the purchase of qualifying expenditures that are subject to capitalization, the Company has elected to reduce the cost basis of the underlying capitalized assets by the associated incentives and is recognizing incentive benefits in the unaudited condensed consolidated statements of operations in accordance with the cost recovery of the assets. Government incentives earned prior to being received are recognized in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. As of May 3, 2025, $2.2 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended May 3, 2025, the Company repurchased 5.6 million shares of its common stock for $340.0 million. During the three months ended May 4, 2024, the Company repurchased 2.2 million shares of its common stock for $150.0 million. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

Net revenue in the first quarter of fiscal 2026 was $1.9 billion and was 63% higher than net revenue in the first quarter of fiscal 2025. This was due to increases in sales from the data center end market by 76%, from the carrier infrastructure end market by 93%, from the enterprise networking end market by 16%, and from the consumer end market of 50%. The increase was partially offset by a decrease in sales from the automotive/industrial end market by 2%.

We have seen strong revenue growth from our data center end market, driven by robust demand for our interconnect and custom compute products from AI applications. In addition, following a period of inventory correction, we have continued to see revenue recovery in our carrier infrastructure and enterprise networking end markets.

The Company continues to monitor the environment for potential long-term impact on supply and demand from tariffs.

On April 7, 2025, we entered into a definitive agreement to sell our automotive ethernet business to Infineon Technologies AG (the “Buyer”) for $2.5 billion in cash. The divestiture encompasses our automotive ethernet product portfolio and related assets. In addition, we will license certain intellectual property to the Buyer in connection with the transferred business and provide certain temporary transition services following completion of the sale. As of May 3, 2025, we classified assets held for sale of $588.2 million, which consisted of $29.0 million of inventories, $17.4 million of property and equipment, $524.7 million of goodwill, $14.0 million of acquired intangible assets, and other related assets. The transaction is expected to close within calendar year 2025, subject to customary closing conditions and regulatory approvals.

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

On May 1, 2025, we received notification that our application for government incentives in a foreign jurisdiction in which we operate has been approved by the necessary government agencies. For the duration of the incentive period from February 2, 2025, through February 1, 2030, qualifying expenditures and certain qualifying purchases will result in the generation of credits that will reduce qualifying cost of sales and operating expenses by the incentives earned, and the credits may be used to offset income taxes payable or be refunded in cash. We believe there is reasonable assurance that we will meet the conditions of the incentive agreement and that the credits will ultimately be received and thus have recognized benefits associated with qualifying expenditures incurred in the current period.

Ultimate realization of the incentives is subject to satisfying certain minimum investment levels over the course of the incentive period and government agency reviews and audits of qualifying expenditures. We cannot guarantee that we will achieve the agreed upon investment levels over the incentive period and any failure to meet these investment levels may result in a clawback of some or all of the incentives and a corresponding reversal of any benefit recognized.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the three months ended May 3, 2025, we repurchased 5.6 million shares of our common stock for $340.0 million. As of May 3, 2025, $2.2 billion remained available for future stock repurchases.

We returned $391.8 million to stockholders in the three months ended May 3, 2025 through $340.0 million in repurchases of shares of our common stock and $51.8 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $885.9 million at May 3, 2025, which were $62.4 million lower than our balance at February 1, 2025 of $948.3 million.

Sales and Customer Composition. Our accounts receivable was concentrated with five customers at May 3, 2025, who represented a total of 72% of gross accounts receivable, compared with two customers at May 4, 2024, who represented a total of 70% of gross accounts receivable. Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Three Months Ended
	May 3, 2025	May 4, 2024
Direct Customer:
Customer A	16%	*
Distributor:
Distributor A	36%	39%
*Less than 10% of net revenue.

We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 74% of our net revenue in the three months ended May 3, 2025, and approximately 73% of our net revenue in the three months ended May 4, 2024. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended May 3, 2025 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended
	May 3, 2025	May 4, 2024
Net revenue	100.0%	100.0%
Cost of goods sold	49.7	54.5
Gross profit	50.3	45.5
Operating expenses:
Research and development	26.8	41.0
Selling, general and administrative	9.8	17.2
Restructuring related charges (gains), net	(0.6)	0.4
Total operating expenses	36.0	58.6
Operating income (loss)	14.3	(13.1)
Interest and other loss, net	(2.9)	(3.9)
Income (loss) before income taxes	11.4	(17.0)
Provision for income taxes	2.0	1.6
Net income (loss)	9.4%	(18.6)%

Three months ended May 3, 2025 and May 4, 2024

Net Revenue

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Net revenue	$1,895.3	$1,160.9	63.3%

Our net revenue for the three months ended May 3, 2025 increased by $734.4 million, or 63%, compared to net revenue for the three months ended May 4, 2024. This was primarily due to a 76% increase in sales from the data center end market which benefited from strong AI demand. The increase was also driven by increases in sales from the carrier infrastructure end market by 93%, from the enterprise networking end market by 16%, and from the consumer end market of 50%, which have been experiencing increases in demand. The increase was partially offset by a decrease in sales from the automotive/industrial end market by 2%.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Cost of goods sold	$942.9	$633.1	48.9%
% of net revenue	49.7%	54.5%
Gross profit	$952.4	$527.8	80.4%
% of net revenue	50.3%	45.5%

Cost of goods sold as a percentage of net revenue decreased for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, which was primarily due to better cost absorption driven by higher revenues, partially offset by a shift in product mix. As a result, gross margin for the three months ended May 3, 2025 increased by 4.8 percentage points compared to the three months ended May 4, 2024.

Research and Development

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Research and development	$507.7	$476.1	6.6%
% of net revenue	26.8%	41.0%

Research and development expense increased by $31.6 million in the three months ended May 3, 2025 compared to the three months ended May 4, 2024. The increase was primarily due to $18.7 million of higher employee compensation and related costs, as well as an increase in stock-based compensation expense. The increase was also due to higher overall spending to support our R&D initiatives.

Selling, General and Administrative

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Selling, general and administrative	$186.4	$199.9	(6.8)%
% of net revenue	9.8%	17.2%

Selling, general and administrative expense decreased by $13.5 million in the three months ended May 3, 2025 compared to the three months ended May 4, 2024. The decrease was primarily due to lower amortization expense for acquired intangible assets, as well as lower acquisition related costs. The decrease was partially offset by higher employee compensation and related costs.

Restructuring Related Charges (Gains), Net

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Restructuring related charges (gains), net	$(12.3)	$4.1	(400.0)%
% of net revenue	(0.6)%	0.4%

We recognized a net restructuring gain of $12.3 million in the three months ended May 3, 2025 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 7 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Interest expense	$(48.7)	$(48.8)	(0.2)%
Interest income and other, net	(6.0)	3.3	(281.8)%
Interest and other loss, net	$(54.7)	$(45.5)	20.2%
% of net revenue	(2.9)%	(3.9)%

Interest and other loss, net increased by $9.2 million in the three months ended May 3, 2025 compared to the three months ended May 4, 2024. The increase was primarily due to higher net losses recognized from equity investments.

Provision for income taxes

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change

	(in millions, except percentage)
Provision for income taxes	$38.0	$17.8	113.5%

Our income tax expense for the three months ended May 3, 2025 was $38.0 million compared to a tax expense of $17.8 million for the three months ended May 4, 2024. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The recorded tax expense is based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

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

We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. The enacted legislation did not have a significant effect on our provision for income taxes during the three months ended May 3, 2025.

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

Liquidity and Capital Resources

Our principal source of liquidity as of May 3, 2025 consisted of approximately $885.9 million of cash and cash equivalents, of which approximately $649.7 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

As of May 3, 2025, we had total borrowings outstanding of $4.3 billion, of which $1.3 billion is due within twelve months, consisting of $3.5 billion of senior notes outstanding, $557.8 million outstanding under our 5-Year Tranche Loan (“2026 Term Loan”), and $200.0 million under our revolving credit facility. We intend to repay the current amounts due with operating cash flows or opportunistically refinance such debt.

For the three months ended May 3, 2025, we repaid $32.8 million of the principal outstanding of the 2026 Term Loan.

We have a revolving credit facility with a borrowing capacity of $1.0 billion and a 5-year term (“2023 Revolving Credit Facility”). During the first quarter of fiscal 2026, we drew down $200.0 million on the 2023 Revolving Credit Facility that remains outstanding as of May 3, 2025, and which we intend to repay during fiscal 2026. As of May 3, 2025, $800.0 million of the $1.0 billion total borrowing capacity under the 2023 Revolving Credit Facility was undrawn and is available for draw down through April 14, 2028.

For a description of our contractual obligations including debt and purchase commitments, see “Note 6 – Debt,” and “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three months ended May 3, 2025, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 12 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash and cash equivalents, together with cash generated from operations, and funds from our 2023 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

To the extent that our existing cash and cash equivalents, together with cash generated from operations, and funds available under our 2023 Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current stockholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended May 3, 2025 was $332.9 million. We had a net income of $177.9 million adjusted for the following non-cash items: amortization of acquired intangible assets of $245.7 million, stock-based compensation expense of $142.1 million, depreciation and amortization of $84.2 million, restructuring related gains of $14.0 million, deferred income tax benefit of $4.3 million, and $44.1 million of net loss from other non-cash items. Cash outflow from working capital of $342.8 million for the three months ended May 3, 2025 was primarily driven by a decrease in accrued employee compensation, and increases in accounts receivable and inventories. The decrease in accrued employee compensation was due to bonus payout of our annual employee bonus plan. The increase in accounts receivable was primarily due to higher sales and lower distribution sales reserves, partially offset by higher factored receivables. Inventories grew sequentially in support of expected revenue growth.

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

Cash Flows from Investing Activities

For the three months ended May 3, 2025, net cash used in investing activities of $94.1 million was primarily driven by purchases of property and equipment of $118.8 million, partially offset by proceeds from sales of property and equipment of $25.9 million.

For the three months ended May 4, 2024, net cash used in investing activities of $101.9 million was primarily driven by purchases of property and equipment of $91.5 million.

Cash Flows from Financing Activities

For the three months ended May 3, 2025, net cash used in financing activities of $301.2 million was primarily attributable to $340.0 million repurchases of common stock, $51.8 million for payment of our quarterly dividends, $50.2 million for tax withholding payments on behalf of employees for net share settlements, $32.8 million repayment of debt principal, and $26.8 million payments on technology license obligations, partially offset by $200.0 million proceeds from borrowings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding 2026 Term Loan and 2023 Revolving Credit Facility. See “Note 6 – Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point could result in an increase or decrease in annual interest expense by approximately $6.2 million.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at May 3, 2025, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 3, 2025.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We receive a significant amount of our revenue from a limited number of customers which are comprised of both distributors and direct customers. For example, during fiscal 2025, there were two customers (one distributor and one direct customer) whose revenues represented 10% or more of total net revenue. In addition, net revenue from our ten (10) largest customers, inclusive of our distributor and direct customers, represented 81% of our total net revenue for the fiscal year ended February 1, 2025. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with customers, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. For example, some of our large customers depend on rapid and continuous innovation and will select partners who can help them deliver innovation at their pace and if we are unable to deliver on these timelines we may miss significant business opportunities. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sales and Customer Composition” for information on our significant customers for the current quarterly reporting period.

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

In addition to the above risks related to economic conditions, the U.S. has implemented a series of tariffs targeting various nations and industries. These announcements have triggered global reactions, affecting markets, slowing global economic growth, and heightening concerns about broader financial instability. Tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, and the decoupling of global economies could result in a global economic slowdown and long-term changes to global trade. See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” and “Changes to U.S. or foreign tax, trade policy, government incentives, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.”

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies and commodities have from time to time become restricted, or general market factors and conditions have in the past and may in the future affect pricing of such components, supplies and commodities (such as inflation or supply chain constraints). As trade tensions escalate, our and our customers’ global supply chains may face disruptions, reducing international trade efficiency. See also, “Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.”

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, AMD acquired Xilinx, Inc. in February 2022 and Pensando Systems in May 2022, Qualcomm acquired Veonner in April 2022, and Broadcom acquired VMware in November 2023. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

We have in the past, and may continue to, make custom or semi-custom products on an exclusive basis for some of our customers for a negotiated period of time. The percentage of our sales related to custom or semi-custom products has been increasing over the last few years. Any revenue from sales of our custom or semi-custom products is directly related to sales of the third-party customer’s products and reflective of their success in the market. We have no control over the marketing efforts of these third-party customers and cannot make any assurances that sales of their products will be successful in current or future years. The demand for our custom products also depends on how well they perform in the customer’s intended application. Even if we execute according to the customer’s specifications, there is no guarantee that the customer’s design will meet their performance needs. In addition, if these customers are bought by our competitors or other third parties, they may terminate agreements related to these custom or semi-custom products or otherwise limit our access to technology necessary for the production of these products. As a result, there may be no other customers for these products due to their custom or semi-custom nature. Consequently, we may not fully realize our expectations for custom or semi-custom product revenue and our operating results may be adversely affected.

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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions, and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron Technology, Inc.'s products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Then in July 2023, China announced restrictions on the export of gallium and geranium, both of which are used in the manufacture of semiconductors and on April 4, 2025, imposed export controls on specific medium and heavy rare earth materials including samarium, gadolinium, terbium, dysprosium, lutetium, scandium, and yttrium. China cited a desire to safeguard its national security and fulfill international nonproliferation obligations as reasons for these controls. Then on May 14, 2025, China lifted the recent export controls on the medium and heavy rare earth materials, however, there can be no assurance that such reversal will be permanent. In addition, China has responded, seemingly in retaliation to tariffs on imported goods, by announcing antitrust probes against certain U.S. technology companies. While we are not currently the subject of such an antitrust probe, there can be no assurance that such a probe will not be initiated in the future, which may result in substantial costs and may divert our attention and resources. While we do not expect these announced restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security, has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied, and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the U.S. Department of Commerce Bureau of Industry and Security (the “BIS”) recently released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. Export restrictions reducing our sales of products to China, have in the past and may in the future adversely impact our revenues, profits and results of operations. In January 2025, the AI Diffusion Rule and the Foundry Due Diligence Rule were issued. While we do not expect these January 2025 restrictions to materially impact us, any export restrictions reducing our ability to manufacture our products can adversely impact our revenues, profits and results of operations.

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

Changes to U.S. or foreign tax, trade policy, government incentives, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, on May 14, 2024, the Biden administration announced new tariffs on certain goods to encourage China to eliminate unfair trade practices regarding technology transfer, intellectual property, and innovation. The Biden administration directed increases in tariffs on a significant amount of imports from China across certain strategic sectors including semiconductors. As a result, the tariff rate on certain types of semiconductors increased from 25% to 50% in 2024. In addition, the Trump administration announced new tariffs on imports from Canada, China and Mexico. These new tariffs are not expected to have a direct impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

On April 14, 2025, the BIS announced the initiation of investigations into the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. While the results of this investigation are currently unknown, the investigation may result in additional tariffs and trade restrictions, which may adversely impact our business.

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

On May 1, 2025, we received notification that our application for government incentives in a foreign jurisdiction in which we operate has been approved by the necessary government agencies. Receipt of benefits under incentive agreements may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws. In addition, changes in our business plans, including divestitures, as well as changes to applicable laws, regulations, or government interpretations and audits could result in loss of benefits and termination of or renegotiation of an agreement. If our incentive agreement were terminated or renegotiated, or if our ultimate benefits received is less than we have recognized, results of operations and our financial position could be harmed.

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 74% and 73% of our net revenue in the three months ended May 3, 2025 and May 4, 2024, respectively.

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

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities. For example, on April 7, 2025, the Company entered into a definitive agreement to sell its automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. This strategy, and our willingness to use cash to pay for acquisitions, may be adversely impacted by high or increasing interest rates.

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

We have implemented cybersecurity processes taking guidance from recognized cybersecurity frameworks to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective. See Item 1C, “Cybersecurity” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for additional information about our cybersecurity processes.

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

As of May 3, 2025, we had a total of $4.3 billion debt outstanding, which consisted of $3.5 billion of senior notes outstanding, $557.8 million outstanding under our 2026 Term Loan and $200.0 million outstanding under our 2023 Revolving Credit Facility. We also had $800.0 million of remaining availability under our 2023 Revolving Credit Facility.

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

As a United States domiciled company, the income from all of our foreign subsidiaries is subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”), which generally requires that GILTI income be included in the taxable income of U.S. entities. The U.S. currently has a federal corporate tax rate of 21%. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently subject to additional taxes under the IRA, if in the future, we become subject to these taxes it could significantly affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

We had approximately $11.1 billion of goodwill and $2.5 billion of acquired intangible assets on our unaudited condensed consolidated balance sheets as of May 3, 2025. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

For example, a restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce the investment in new product development in other end markets including the cancellation of certain future product releases. As a result, we were required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. We utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. We recognized $711.8 million of restructuring related charges during fiscal 2025. See “Note 7 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

Our building in Santa Clara, California subjects us to the risks of owning real property, which include, but are not limited to:
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

Increasingly regulators (including the U.S. Securities and Exchange Commission), customers, investors, employees and other stakeholders are focusing on sustainability matters. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements including both voluntary and mandatory disclosure requirements that may impact how we and our business partners, suppliers and customers conduct business. While we have certain sustainability initiatives at the Company, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives, and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our Board of Directors, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states and President Trump have enacted or proposed “anti-ESG” policies or legislation. If our sustainability practices are deemed to be in contradiction of such “anti-ESG” policies we could be subjected to government investigations or lawsuits that, could negatively impact the Company and affect the price of our common stock. In addition, social activists have recently been successful in pressuring certain public companies to eliminate or cut back on their diversity, equity and inclusion initiatives and their sustainability initiatives. To the extent we are subject to such activism, it may require us to incur costs or may otherwise adversely impact our business.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing personnel. We typically do not enter into employment agreements with any of our key personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified personnel with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified personnel, including executive officers, hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner, we may also lose future business relationships or otherwise experience negative consequences. Despite recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former President, Products and Technologies was hired by another semiconductor company in fiscal 2026), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as restricted stock unit awards, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

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

In the first quarter of fiscal 2025, our Board of Directors increased our stock repurchase program to add an additional $3.0 billion to that program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of May 3, 2025, there was $2.2 billion remaining available for future stock repurchases under the prior authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended May 3, 2025.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended May 3, 2025 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
February 2, 2025 to March 1, 2025	—	$—	—	$2,574.5
March 2, 2025 to March 29, 2025	1.9	$68.62	1.9	$2,444.7
March 30, 2025 to May 3, 2025	3.7	$56.36	3.7	$2,234.5
Total	5.6	$60.48	5.6

(1)The monthly periods presented above for the three months ended May 3, 2025, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
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

Item 5. Other Information

(c) Trading Plans

In the first quarter of fiscal 2026, the following trading plans intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Matthew J. Murphy	Chairman, President and Chief Executive Officer	Adopted	3/12/2025	6/16/2025	3/18/2026	Sales	50,000
Raghib Hussain	President, Products and Technologies	Terminated	3/20/2025	4/21/2025	12/31/2026	Sales	200,000
Raghib Hussain	President, Products and Technologies	Adopted(3)	3/20/2025	6/20/2025	12/31/2026	Sales	316,024

(1)Vesting of future performance shares are estimated based on target achievement.
(2)If the plan covers "net" vested shares, then the current tax rate has been applied.
(3)Prior plan modified to add 116,024 options prior to option expiration date. As reported in a Current Report on Form 8-K filed on April 14, 2025, Mr. Hussain resigned from his position with the Company effective as of May 2, 2025.

Adoption of Executive Retirement Program (disclosure in lieu of disclosure on Form 8-K item 5.02(e))

On May 28, 2025, the Company adopted a Retirement Program (the “Retirement Program”), to provide Eligible Executives (as defined below) with consistent treatment upon their voluntary termination of employment due to retirement that recognizes their valuable contributions towards creating stockholder value as senior leaders of the Company. The Retirement Program also aims to create a common framework to provide standardized treatment and benefits for Eligible Executives nearing retirement age and to ensure efficient and effective departure and succession planning. “Eligible Executive” means the Chief Executive Officer or an employee at the Executive Vice President level (or higher) of the Company. Eligibility under the Retirement Program is generally based on a “Rule of 65” requiring (i) the Eligible Executive (1) has reached the age of fifty-five (55); and (2) has completed a minimum of five (5) years of service with the Company; and (ii) the sum of the Eligible Executive’s age and years of service equals not less than 65 as of the date of retirement. Benefits under the Retirement Program include payment of a pro-rata portion of the executive’s target bonus for the current fiscal year, continued vesting of a portion of their outstanding unvested equity awards, and continued health benefit coverage for the Eligible Executive and their spouse until the earlier of: attainment by the Eligible Executive or spouse of the age of 65, for the spouse only if the spouse attains the age of 65 prior to the Eligible Executive, or the date the Eligible Executive or spouse becomes eligible for group health plan coverage from another employer. The retirement benefits are contingent upon certain conditions, including the Eligible Executive delivering an effective release of claims against the Company. No named executive officers of the Company are currently eligible for retirement benefits under the Retirement Program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	000-30877	10.1	12/8/2020

10.3.1	First Amendment to Credit Agreement, dated as of April 14, 2023, between Marvell Technology, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40357	10.2	4/17/2023

10.3.2	Second Amendment To Credit Agreement dated as of October 23, 2023, between, among others, Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent under the Credit Agreement.	10-Q	001-40357	10.3.2	12/1/2023

10.4.1**	Amended and Restated Revolving Credit Agreement dated as of April 14, 2023, among Marvell Technology, Inc., a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as the Administrative Agent.	8-K	001-40357	10.1	4/17/2023

10.4.2	First Amendment To Credit Agreement dated as of October 23, 2023, is made between, among others, Marvell Technology, Inc., a Delaware corporation (The “Borrower”), the lenders party hereto and Bank of America, N.A., as the Administrative Agent Under The Credit Agreement	10-Q	001-40357	10.4.2	12/1/2023

10.5#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.5.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.5.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.5.2.1#	Updated Election Deferral Form	10-K	001-40357	10.5.2.1	3/12/2025

10.5.3.1#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.5.3.2#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as updated March 2025				Filed herewith

10.5.4#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.5.5#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.5.6#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.5.7# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.6#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.6.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.8#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.9#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.10#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.11#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.12#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.13#	Fiscal 2026 Named Executive Officer Compensation				Filed herewith

10.14#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2023	10-Q	001-40357	10.21	8/25/2023

10.15	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.16#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.17#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.18#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.19	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.20#	Non-Qualified Deferred Compensation Plan	10-K	001-40357	10.21	3/12/2025

19	Insider Trading Prohibition Policy and Guidelines	10-K	001-40357	19	3/12/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: May 30, 2025	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)