Form 10-Q
period 2025-08-02
Marvell Technology, Inc.
filed 2025-08-29
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of August 22, 2025 was 862.1 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	August 2, 2025	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,224.4	$948.3
Accounts receivable, net	1,451.7	1,028.4
Inventories	1,051.6	1,029.7
Prepaid expenses and other current assets	189.7	113.9
Assets held for sale	595.5	—
Total current assets	4,512.9	3,120.3
Property and equipment, net	794.5	790.5
Goodwill	11,062.2	11,586.9
Acquired intangible assets, net	2,207.2	2,710.6
Deferred tax assets	409.9	401.2
Other non-current assets	1,599.6	1,595.0
Total assets	$20,586.3	$20,204.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$610.7	$622.2
Accrued liabilities	1,078.5	972.6
Accrued employee compensation	210.8	302.5
Short-term debt	499.3	129.5
Total current liabilities	2,399.3	2,026.8
Long-term debt	3,967.9	3,934.3
Other non-current liabilities	797.4	816.4
Total liabilities	7,164.6	6,777.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	14,259.4	14,534.1
Accumulated other comprehensive income	0.6	0.4
Accumulated deficit	(840.0)	(1,109.2)
Total stockholders’ equity	13,421.7	13,427.0
Total liabilities and stockholders’ equity	$20,586.3	$20,204.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net revenue	$2,006.1	$1,272.9	$3,901.4	$2,433.8
Cost of goods sold	995.5	685.3	1,938.4	1,318.4
Gross profit	1,010.6	587.6	1,963.0	1,115.4
Operating expenses:
Research and development	519.0	486.7	1,026.7	962.8
Selling, general and administrative	192.8	197.3	379.2	397.2
Restructuring related charges (gains), net	8.7	4.0	(3.6)	8.1
Total operating expenses	720.5	688.0	1,402.3	1,368.1
Operating income (loss)	290.1	(100.4)	560.7	(252.7)
Interest expense	(51.9)	(48.4)	(100.6)	(97.2)
Interest income and other, net	(4.5)	2.6	(10.5)	5.9
Interest and other loss, net	(56.4)	(45.8)	(111.1)	(91.3)
Income (loss) before income taxes	233.7	(146.2)	449.6	(344.0)
Provision for income taxes	38.9	47.1	76.9	64.9
Net income (loss)	$194.8	$(193.3)	$372.7	$(408.9)

Net income (loss) per share — basic	$0.23	$(0.22)	$0.43	$(0.47)

Net income (loss) per share — diluted	$0.22	$(0.22)	$0.43	$(0.47)

Weighted-average shares:
Basic	862.6	865.7	863.7	865.4
Diluted	870.4	865.7	873.0	865.4
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss)	$194.8	$(193.3)	$372.7	$(408.9)
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on cash flow hedges	0.7	(0.8)	0.2	(1.5)
Other comprehensive income (loss), net of tax	0.7	(0.8)	0.2	(1.5)
Comprehensive income (loss), net of tax	$195.5	$(194.1)	$372.9	$(410.4)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 1, 2025	866.0	$1.7	$14,534.1	$0.4	$(1,109.2)	$13,427.0
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.2)	—	—	(50.2)
Stock-based compensation	—	—	142.9	—	—	142.9
Repurchase of common stock	(5.6)	—	(340.0)	—	—	(340.0)
Vestings of common stock in connection with customer warrant	—	—	6.8	—	—	6.8
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net income	—	—	—	—	177.9	177.9
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)
Balance at May 3, 2025	862.2	$1.7	$14,294.2	$(0.1)	$(983.1)	$13,312.7
Issuance of common stock in connection with equity incentive plans	2.6	—	50.5	—	—	50.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.7)	—	—	(50.7)
Stock-based compensation	—	—	153.1	—	—	153.1
Repurchase of common stock	(2.7)	—	(200.0)	—	—	(200.0)
Vestings of common stock in connection with customer warrant	—	—	12.3	—	—	12.3
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Net income	—	—	—	—	194.8	194.8
Other comprehensive income	—	—	—	0.7	—	0.7
Balance at August 2, 2025	862.1	$1.7	$14,259.4	$0.6	$(840.0)	$13,421.7

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
Issuance of common stock in connection with equity incentive plans	2.2	—	2.2	—	—	2.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(74.1)	—	—	(74.1)
Stock-based compensation	—	—	137.3	—	—	137.3
Repurchase of common stock	(2.2)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(215.6)	(215.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at May 4, 2024	865.5	$1.7	$14,760.7	$0.4	$(284.1)	$14,478.7
Issuance of common stock in connection with equity incentive plans	3.2	—	49.3	—	—	49.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(57.6)	—	—	(57.6)
Stock-based compensation	—	—	155.5	—	—	155.5
Repurchase of common stock	(2.5)	—	(175.0)	—	—	(175.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.9)	(51.9)
Net loss	—	—	—	—	(193.3)	(193.3)
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Balance at August 3, 2024	866.2	$1.7	$14,732.9	$(0.4)	$(529.3)	$14,204.9

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income (loss)	$372.7	$(408.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168.3	148.9
Stock-based compensation	295.7	291.4
Amortization of acquired intangible assets	489.4	540.6
Restructuring related charges (gains), net	(14.0)	2.3
Deferred income taxes	(9.2)	(58.3)
Other expense, net	80.8	33.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(423.3)	61.5
Prepaid expenses and other assets	(93.4)	221.7
Inventories	(54.5)	48.0
Accounts payable	(68.1)	34.8
Accrued employee compensation	(90.8)	(59.2)
Accrued liabilities and other non-current liabilities	140.9	(225.0)
Net cash provided by operating activities	794.5	630.9
Cash flows from investing activities:
Purchases of technology licenses	(2.2)	(5.7)
Purchases of property and equipment	(166.3)	(139.7)
Proceeds from sales of property and equipment	27.3	0.4
Other, net	(30.1)	(9.9)
Net cash used in investing activities	(171.3)	(154.9)
Cash flows from financing activities:
Repurchases of common stock	(540.0)	(325.0)
Proceeds from employee stock plans	51.1	51.6
Tax withholding paid on behalf of employees for net share settlement	(100.9)	(131.7)
Dividend payments to stockholders	(103.5)	(103.7)
Payments on technology license obligations	(54.3)	(65.5)
Proceeds from borrowings	1,198.6	—
Principal payments of debt	(790.6)	(43.8)
Other, net	(7.5)	—
Net cash used in financing activities	(347.1)	(618.1)
Net increase (decrease) in cash and cash equivalents	276.1	(142.1)
Cash and cash equivalents at beginning of period	948.3	950.8
Cash and cash equivalents at end of period	$1,224.4	$808.7

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended August 2, 2025, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2025 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2025 had a 52-week year. Fiscal 2026 is a 52-week year.

On April 7, 2025, the Company entered into a definitive agreement to sell its automotive ethernet business to Infineon Technologies AG (the “Buyer”) for $2.5 billion in cash. The divestiture encompasses the Company's automotive ethernet product portfolio and related assets. In addition, the Company will license certain intellectual property to the Buyer in connection with the transferred business and provide certain temporary transition services following completion of the sale. As of August 2, 2025, the Company classified assets held for sale of $595.5 million, which consisted of $33.0 million of inventories, $20.3 million of property and equipment, $524.7 million of goodwill, $14.0 million of acquired intangible assets, and other related assets.

Subsequent to quarter end, on August 14, 2025, the Company completed the sale of its automotive ethernet business to the Buyer for $2.5 billion. The Company expects to record a gain on sale in the third quarter of fiscal 2026.

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

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 2, 2025	% of Total	August 3, 2024	% of Total	August 2, 2025	% of Total	August 3, 2024	% of Total
Net revenue by end market:
Data center	$1,490.5	74%	$880.9	69%	$2,931.1	75%	$1,697.3	70%
Enterprise networking	193.6	10%	151.0	12%	371.1	10%	304.1	13%
Carrier infrastructure	130.1	6%	75.9	6%	268.5	7%	147.7	6%
Consumer	115.9	6%	88.9	7%	179.0	5%	130.9	5%
Automotive/industrial	76.0	4%	76.2	6%	151.7	3%	153.8	6%
	$2,006.1		$1,272.9		$3,901.4		$2,433.8

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 2, 2025	% of Total	August 3, 2024	% of Total	August 2, 2025	% of Total	August 3, 2024	% of Total
Net revenue based on destination of shipment:
China	$583.4	29%	$586.8	46%	$1,292.3	33%	$1,116.4	46%
Taiwan	541.2	27%	38.5	3%	868.5	22%	81.1	3%
United States	310.8	15%	202.9	16%	616.0	16%	419.4	17%
Singapore	141.5	7%	142.2	11%	304.6	8%	253.5	10%
Netherlands	55.7	3%	7.7	1%	147.0	4%	14.5	1%
Malaysia	76.9	4%	29.4	2%	111.8	3%	82.4	3%
Japan	53.3	3%	33.2	3%	100.2	3%	50.5	2%
Finland	51.0	3%	19.6	2%	87.1	2%	42.0	2%
Thailand	33.6	2%	95.0	7%	75.8	2%	160.0	7%
Other	158.7	7%	117.6	9%	298.1	7%	214.0	9%
	$2,006.1		$1,272.9		$3,901.4		$2,433.8

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 2, 2025	% of Total	August 3, 2024	% of Total	August 2, 2025	% of Total	August 3, 2024	% of Total
Net revenue by customer type:
Direct customers	$1,191.4	59%	$725.7	57%	$2,260.7	58%	$1,333.8	55%
Distributors	814.7	41%	547.2	43%	1,640.7	42%	1,100.0	45%
	$2,006.1		$1,272.9		$3,901.4		$2,433.8

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the six months ended August 2, 2025 that was included in the deferred revenue balance at February 1, 2025 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. The Company has elected the practical expedient and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Customer Warrant

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the five year vesting term. The grant date fair value of the Warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 0.4 million Warrant Shares were vested as of August 2, 2025.

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of August 2, 2025 and February 1, 2025 was $11.1 billion and $11.6 billion, respectively. In connection with the definitive agreement entered into on April 7, 2025, the Company reclassified $524.7 million of goodwill to assets held for sale based on the relative fair value of the automotive ethernet business. See “Note 1 – Basis of Presentation” for discussion of the automotive ethernet business divestiture.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net

As of August 2, 2025 and February 1, 2025, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	August 2, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,722.0	$(3,362.8)	$1,359.2	3.4
Customer contracts and related relationships	2,039.0	(1,520.2)	518.8	1.9
Trade names	50.0	(42.8)	7.2	0.7
Total acquired amortizable intangible assets	$6,811.0	$(4,925.8)	$1,885.2	3.0
In-process research and development	322.0	—	322.0	n/a
Total acquired intangible assets	$7,133.0	$(4,925.8)	$2,207.2

	February 1, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,466.1)	$1,695.9	3.6
Customer contracts and related relationships	2,039.0	(1,372.5)	666.5	2.4
Trade names	50.0	(37.8)	12.2	1.2
Total acquired amortizable intangible assets	$7,251.0	$(4,876.4)	$2,374.6	3.3
In-process research and development	336.0	—	336.0	n/a
Total acquired intangible assets	$7,587.0	$(4,876.4)	$2,710.6

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

Amortization expense for acquired intangible assets for the three and six months ended August 2, 2025 was $243.7 million and $489.4 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended August 3, 2024 was $275.7 million and $540.6 million, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of August 2, 2025 (in millions):

Fiscal Year	Amount
Remainder of 2026	$452.3
2027	811.3
2028	282.1
2029	129.0
2030	106.8
Thereafter	103.7
$1,885.2

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at August 2, 2025
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$122.0	$—	$122.0
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1.2	—	1.2
Other non-current assets:
Marketable equity investments	14.4	—	—	14.4
Securities under the NQDC plan	1.9	—	—	1.9
Severance pay fund	—	0.6	—	0.6
Total assets	$16.3	$123.8	$—	$140.1

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of August 2, 2025 and February 1, 2025, non-marketable equity investments had a carrying value of $73.0 million and $48.2 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

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

Fair Value of Debt

The Company classified the 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, 2033 Senior Notes and 2035 Senior Notes as Level 2 in the fair value measurement hierarchy. The estimated aggregate fair value of the unsecured senior notes was $4.5 billion at August 2, 2025 and $3.4 billion at February 1, 2025, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 6 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 6. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at August 2, 2025 and February 1, 2025 (in millions):

	Effective Interest Rate	August 2, 2025	February 1, 2025
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche		$—	$590.6
Term Loan Total		—	590.6
4.875% MTG/MTI 2028 Senior Notes	4.940% / 4.988%	499.9	499.9
1.650% 2026 Senior Notes	1.839%	500.0	500.0
2.450% 2028 Senior Notes	2.554%	750.0	750.0
5.750% 2029 Senior Notes	5.891%	500.0	500.0
4.750% 2030 Senior Notes	4.880%	500.0	—
2.950% 2031 Senior Notes	3.043%	750.0	750.0
5.950% 2033 Senior Notes	6.082%	500.0	500.0
5.450% 2035 Senior Notes	5.531%	500.0	—
Senior Notes Total		4,499.9	3,499.9
Total borrowings		$4,499.9	$4,090.5
Less: Unamortized debt discount and issuance cost		(32.7)	(26.7)
Net carrying amount of debt		$4,467.2	$4,063.8
Less: Current portion (1)		499.3	129.5
Non-current portion		$3,967.9	$3,934.3

(1)As of August 2, 2025, the current portion of outstanding debt that is due within twelve months includes the 2026 Senior Notes. The Company intends to repay the current balance with operating cash flows. The weighted-average interest rate on short-term debt outstanding at August 2, 2025 and February 1, 2025 was 1.650% and 5.785%, respectively.

2026 Term Loan

The Company’s 2026 Term Loan (the “5-Year Tranche Loan”) had a stated floating interest rate which equated to an adjusted term Secured Overnight Financing Rate (“SOFR”) + 137.5 bps. During the first quarter of fiscal 2026, the Company repaid $32.8 million of the principal outstanding of the 5-Year Tranche Loan. During the second quarter of fiscal 2026. the 5-Year Tranche Loan, due on April 20, 2026, which had a remaining principal of $557.8 million, was repaid in full.

2025 Revolving Credit Facility

On June 30, 2025, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the 2025 Revolving Credit Facility will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. The annual unused commitment fee rate was 0.150% at August 2, 2025.

During the three months ended August 2, 2025, the Company repaid $200.0 million on the 2025 Revolving Credit Facility that was outstanding from the first quarter of fiscal 2026. As of August 2, 2025, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

As of August 2, 2025, the Company was in compliance with its debt covenants for the revolving line of credit agreement.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

2030 and 2035 Senior Unsecured Notes

On June 30, 2025, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 4.750% Senior Notes due 2030 (the “2030 Senior Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 5.450% Senior Notes due 2035 (the “2035 Senior Notes”, and, together with the 2030 Senior Notes, the “Senior Notes”).

The 2030 Senior Notes have a 5-year term and mature on July 15, 2030, and the 2035 Senior Notes have a 10-year term and mature on July 15, 2035. The stated and effective interest rates for the 2030 Senior Notes are 4.750% and 4.880%, respectively. The stated and effective interest rates for the 2035 Senior Notes are 5.450% and 5.531%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of August 2, 2025, the Company had $1.0 billion borrowings outstanding from the Senior Notes.

Interest Expense and Future Contractual Maturities

During the three and six months ended August 2, 2025, the Company recognized $46.8 million and $91.6 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and six months ended August 3, 2024, the Company recognized $46.5 million and $93.3 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of August 2, 2025, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$—
2027	500.0
2028	—
2029	1,249.9
2030	500.0
Thereafter	2,250.0
Total	$4,499.9

For additional information about the Company's debt, see “Note 7 - Debt” in the Notes to Consolidated Financial Statements within Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Note 7. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. A restructuring plan was initiated during the third quarter of fiscal 2025 (the “Fiscal 2025 Plan”) to increase research and development investment in the data center end market and reduce investment in new product development in other end markets including the cancellation of certain future product releases. Restructuring charges were mainly comprised of impairment and write-off of acquired intangible assets, purchased technology licenses, inventories, property and equipment and other non-current assets, as well as recognition of contractual obligations, severance, other one-time termination benefits, and other costs. The Company expects the Fiscal 2025 Plan to be substantially completed by the end of fiscal 2027.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

During the three months ended August 2, 2025, the Company recognized restructuring and other related charges of $8.7 million mainly comprised of employee severance and related costs, and recognition of contractual obligations. During the six months ended August 2, 2025, the Company recognized a net restructuring gain $3.6 million, mainly comprised of a gain on sale of property that was affected by restructuring actions associated with project and facility reductions to optimize resources, offset by employee severance and related costs, and recognition of contractual obligations.

During the three and six months ended August 3, 2024, the Company recognized restructuring and other related charges of $4.0 million and $8.1 million, respectively, mainly comprised of employee severance and related costs.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2025	$12.9	$316.2	$329.1
Charges (1)	3.7	6.7	10.4
Net cash payments	(14.4)	(48.0)	(62.4)
Balance at August 2, 2025	2.2	274.9	277.1
Less: non-current portion	—	211.3	211.3
Current portion	$2.2	$63.6	$65.8

(1)Restructuring gain of $14.0 million recognized during the six months ended August 2, 2025 was recorded directly to the unaudited condensed consolidated statements of operations and was not included in the restructuring liability balances above.

The current portion of the restructuring liability is comprised of $57.5 million and $8.3 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Future unconditional purchase commitments as of August 2, 2025 are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
Remainder of 2026	$846.5	$61.9
2027	155.4	143.0
2028	189.1	163.7
2029	68.4	119.8
2030	66.3	111.7
Thereafter	182.4	77.3
Total unconditional purchase commitments	$1,508.1	$677.4

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

In addition, as of August 2, 2025, the Company had approximately $204.7 million of commitments for capital expenditures, the majority of which are expected to be paid within fiscal 2026.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation, and in some cases, may result in incremental fees, loss of amounts paid in advance, or loss of priority to reserved capacity for a period of time.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test and assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $482.5 million of wafers, substrates, and other manufacturing products for the remainder of fiscal 2026 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $23.1 million in fiscal 2027 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

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

The Company recorded income tax expense of $38.9 million and $76.9 million for the three and six months ended August 2, 2025, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. The Company’s tax provision for the August 2, 2025 period includes the estimated impact of the 2025 Tax Act. The Company will continue to evaluate the impact of the 2025 Tax Act on its income taxes.

Subsequent to quarter end, on August 14, 2025, the Company completed the sale of its automotive ethernet business to the Buyer for $2.5 billion. The Company expects to record the tax impact related to the gain on sale in the third quarter of fiscal 2026.

Note 10. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net income (loss)	$194.8	$(193.3)	$372.7	$(408.9)
Denominator:
Weighted-average shares — basic	862.6	865.7	863.7	865.4
Effect of dilutive securities:
Stock-based awards	7.8	—	9.3	—
Weighted-average shares — diluted	870.4	865.7	873.0	865.4
Net income (loss) per share
Basic	$0.23	$(0.22)	$0.43	$(0.47)
Diluted	$0.22	$(0.22)	$0.43	$(0.47)

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

Anti-dilutive potential shares are presented in the following table (in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted-average shares outstanding:
Stock-based awards and warrant shares	4.5	11.2	5.0	11.5

Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three and six months ended August 3, 2024 due to the net loss reported in those period.

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

The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net revenue	$2,006.1	$1,272.9	$3,901.4	$2,433.8
Less:
Product costs (a)	814.7	485.4	1,576.5	922.3
Employee compensation and related in operating expenses	338.6	330.1	686.5	651.8
Amortization of acquired intangible assets	243.7	275.7	489.4	540.6
Restructuring related charges (gains), net	8.7	4.0	(3.6)	8.1
Stock-based compensation	153.6	154.9	295.7	291.4
Engineering design related costs	66.0	47.3	116.7	101.3
Interest expense	51.9	48.4	100.6	97.2
Provision for income taxes	38.9	47.1	76.9	64.9
Other segment expenses (b)	95.2	73.3	190.0	165.1
Net income (loss)	$194.8	$(193.3)	$372.7	$(408.9)

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement was $237.2 million and $526.8 million for the three and six months ended August 2, 2025, respectively, of which $142.0 million remained subject to servicing by the Company as of August 2, 2025. Total trade accounts receivable sold under the factoring arrangement were $226.3 million and $494.4 million for the three and six months ended August 3, 2024, respectively, of which $241.5 million remained subject to servicing by the Company as of August 3, 2024. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material.

	August 2, 2025	February 1, 2025
Inventories:
Work-in-process	$738.6	$709.0
Finished goods	313.0	320.7
Inventories	$1,051.6	$1,029.7

	August 2, 2025	February 1, 2025
Property and equipment, net:
Machinery and equipment	$1,614.7	$1,570.2
Land, buildings, and leasehold improvements	321.9	306.6
Computer software	131.1	126.4
Furniture and fixtures	35.7	34.3
	2,103.4	2,037.5
Less: Accumulated depreciation	(1,308.9)	(1,247.0)
Property and equipment, net	$794.5	$790.5

	August 2, 2025	February 1, 2025
Other non-current assets:
Prepaid ship and debits	$498.1	$516.9
Technology licenses	346.0	401.3
Prepayments on supply capacity reservation agreements	302.2	307.8
Operating right-of-use assets	273.6	246.0
Non-marketable equity investments	73.0	48.2
Other	106.7	74.8
Other non-current assets	$1,599.6	$1,595.0

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 2, 2025	February 1, 2025
Accrued liabilities:
Variable consideration estimates (1)	$632.7	$517.9
Accrued income tax payable	91.2	55.6
Technology license obligations	79.7	101.8
Accrued restructuring	57.5	91.5
Lease liabilities - current portion	50.8	48.3
Accrued interest	48.6	43.5
Deferred revenue	41.3	22.1
Accrued royalties	20.0	11.7
Accrued legal reserve	13.9	11.7
Other	42.8	68.5
Accrued liabilities	$1,078.5	$972.6

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	August 2, 2025	February 1, 2025
Other non-current liabilities:
Lease liabilities - non-current	$258.3	$231.0
Non-current restructuring liabilities	211.3	228.4
Technology license obligations	195.1	233.8
Non-current income tax payable	79.5	73.4
Deferred tax liabilities	33.3	33.8
Other	19.9	16.0
Other non-current liabilities	$797.4	$816.4

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2025	$0.4
Other comprehensive income (loss) before reclassifications	0.8
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)
Net current-period other comprehensive income (loss), net of tax	0.2
Balance at August 2, 2025	$0.6

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)
Net current-period other comprehensive income (loss), net of tax	(1.5)
Balance at August 3, 2024	$(0.4)

Government Incentives

On May 1, 2025, the Company received notification that its application for government incentives in a foreign jurisdiction in which the Company operates had been approved by the necessary government agencies. The Company is accounting for the benefit as a government incentive and has elected to reduce qualifying cost of sales and operating expenditures by the incentives earned, recognized in the same line item on the unaudited condensed consolidated statements of operations for which the incentive is intended to compensate. For incentives related to the purchase of qualifying expenditures that are subject to capitalization, the Company has elected to reduce the cost basis of the underlying capitalized assets by the associated incentives and is recognizing incentive benefits in the unaudited condensed consolidated statements of operations in accordance with the cost recovery of the assets. Government incentives earned prior to being received are recognized in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. As of August 2, 2025, $2.0 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three and six months ended August 2, 2025, the Company repurchased 2.7 million and 8.3 million shares of its common stock for $200.0 million and $540.0 million, respectively. During the three and six months ended August 3, 2024, the Company repurchased 2.5 million and 4.7 million shares of its common stock for $175.0 million and $325.0 million, respectively. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

Net revenue in the second quarter of fiscal 2026 was $2.0 billion and was 58% higher than net revenue in the second quarter of fiscal 2025. This was due to increases in sales from the data center end market by 69%, from the carrier infrastructure end market by 71%, from the enterprise networking end market by 28%, and from the consumer end market by 30%. Sales from the automotive/industrial end market were relatively flat for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.

Strong revenue growth from our data center market was led by our custom products, as well as our electro-optics portfolio. Additionally, following a period of inventory correction, we have continued to see revenue recovery in our carrier infrastructure and enterprise networking end markets, with both end markets growing significantly compared to the second quarter of fiscal 2025.

We continue to monitor the environment for potential long-term impact on supply and demand from tariffs.

On April 7, 2025, we entered into a definitive agreement to sell our automotive ethernet business to Infineon Technologies AG (the “Buyer”) for $2.5 billion in cash. The divestiture encompasses our automotive ethernet product portfolio and related assets. In addition, we will license certain intellectual property to the Buyer in connection with the transferred business and provide certain temporary transition services following completion of the sale. As of August 2, 2025, we classified assets held for sale of $595.5 million, which consisted of $33.0 million of inventories, $20.3 million of property and equipment, $524.7 million of goodwill, $14.0 million of acquired intangible assets, and other related assets. Subsequent to quarter end, on August 14, 2025, we completed the sale of our automotive ethernet business to the Buyer for $2.5 billion. We expect to record a gain on sale in the third quarter of fiscal 2026. See “Note 1 – Basis of Presentation” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

On May 1, 2025, we received notification that our application for government incentives in a foreign jurisdiction in which we operate had been approved by the necessary government agencies. For the duration of the incentive period from February 2, 2025, through February 1, 2030, qualifying expenditures and certain qualifying purchases will result in the generation of credits that will reduce qualifying cost of sales and operating expenses by the incentives earned, and the credits may be used to offset income taxes payable or be refunded in cash. We believe there is reasonable assurance that we will meet the conditions of the incentive agreement and that the credits will ultimately be received and thus have recognized benefits associated with qualifying expenditures incurred in the current fiscal year.

Ultimate realization of the incentives is subject to satisfying certain minimum investment levels over the course of the incentive period and government agency reviews and audits of qualifying expenditures. We cannot guarantee that we will achieve the agreed upon investment levels over the incentive period and any failure to meet these investment levels or any change in the current law or government regulations may result in a clawback of some or all of the incentives and a corresponding reversal of any benefit recognized.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the six months ended August 2, 2025, we repurchased 8.3 million shares of our common stock for $540.0 million. As of August 2, 2025, $2.0 billion remained available for future stock repurchases.

We returned $643.5 million to stockholders in the six months ended August 2, 2025 through $540.0 million in repurchases of shares of our common stock and $103.5 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $1.2 billion at August 2, 2025, which were $276.1 million higher than our balance at February 1, 2025 of $948.3 million.

Sales and Customer Composition. Our accounts receivable was concentrated with five customers at August 2, 2025, who represented a total of 73% of gross accounts receivable, compared with four customers at August 3, 2024, who represented a total of 70% of gross accounts receivable. Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Direct Customer:
Customer A	16%	*	16%	*
Customer B	*	10%	*	10%
Distributor:
Distributor A	34%	35%	35%	37%
*Less than 10% of net revenue.

We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 76% and 75% of our net revenue in the three and six months ended August 2, 2025, respectively, and approximately 77% and 75% of our net revenue in the three and six months ended August 3, 2024, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended August 2, 2025 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	53.8	49.7	54.2
Gross profit	50.4	46.2	50.3	45.8
Operating expenses:
Research and development	25.9	38.2	26.3	39.6
Selling, general and administrative	9.6	15.5	9.7	16.3
Restructuring related charges (gains), net	0.4	0.4	(0.1)	0.3
Total operating expenses	35.9	54.1	35.9	56.2
Operating income (loss)	14.5	(7.9)	14.4	(10.4)
Interest and other loss, net	(2.9)	(3.6)	(2.9)	(3.7)
Income (loss) before income taxes	11.6	(11.5)	11.5	(14.1)
Provision for income taxes	1.9	3.7	1.9	2.7
Net income (loss)	9.7%	(15.2)%	9.6%	(16.8)%

Three and six months ended August 2, 2025 and August 3, 2024

Net Revenue

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Net revenue	$2,006.1	$1,272.9	57.6%	$3,901.4	$2,433.8	60.3%

Our net revenue for the three months ended August 2, 2025 increased by $733.2 million, or 58%, compared to net revenue for the three months ended August 3, 2024. This was primarily due to a 69% increase in sales from the data center end market which benefited from strong AI demand. The increase was also driven by increases in sales from the carrier infrastructure end market by 71%, from the enterprise networking end market by 28%, and from the consumer end market by 30%, which have been experiencing increases in demand. Sales from the automotive/industrial end market were relatively flat for three months ended August 2, 2025 compared to the three months ended August 3, 2024.

Our net revenue for the six months ended August 2, 2025 increased by $1.5 billion, or 60%, compared to net revenue for the six months ended August 3, 2024. This was primarily due to a 73% increase in sales from the data center end market which benefited from strong AI demand. The increase was also driven by increases in sales from the carrier infrastructure end market by 82%, from the enterprise networking end market by 22%, and from the consumer end market by 37%, which have been experiencing increases in demand. Sales from the automotive/industrial end market were relatively flat for six months ended August 2, 2025 compared to the six months ended August 3, 2024.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Cost of goods sold	$995.5	$685.3	45.3%	$1,938.4	$1,318.4	47.0%
% of net revenue	49.6%	53.8%		49.7%	54.2%
Gross profit	$1,010.6	$587.6	72.0%	$1,963.0	$1,115.4	76.0%
% of net revenue	50.4%	46.2%		50.3%	45.8%

Cost of goods sold as a percentage of net revenue decreased for the three and six months ended August 2, 2025 compared to the three and six months ended August 3, 2024, which was primarily due to better cost absorption driven by higher revenues, partially offset by a shift in product mix. As a result, gross margin for the three and six months ended August 2, 2025 increased by 4.2 and 4.5 percentage points, respectively, compared to the three and six months ended August 3, 2024.

Research and Development

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Research and development	$519.0	$486.7	6.6%	$1,026.7	$962.8	6.6%
% of net revenue	25.9%	38.2%		26.3%	39.6%

Research and development expense increased by $32.3 million in the three months ended August 2, 2025 compared to the three months ended August 3, 2024. The increase was primarily due to higher overall spending to support our R&D initiatives, including $15.9 million of higher engineering design related costs.

Research and development expense increased by $63.9 million in the six months ended August 2, 2025 compared to the six months ended August 3, 2024. The increase was primarily due to $21.6 million of higher employee compensation and related costs, as well as higher overall spending to support our R&D initiatives, including $11.0 million of higher engineering design related costs.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Selling, general and administrative	$192.8	$197.3	(2.3)%	$379.2	$397.2	(4.5)%
% of net revenue	9.6%	15.5%		9.7%	16.3%

Selling, general and administrative expense decreased by $4.5 million and $18.0 million, respectively, in the three and six months ended August 2, 2025 compared to the three and six months ended August 3, 2024. The decreases were primarily due to lower amortization expense for acquired intangible assets.

Restructuring Related Charges (Gains), Net

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Restructuring related charges (gains), net	$8.7	$4.0	117.5%	$(3.6)	$8.1	(144.4)%
% of net revenue	0.4%	0.4%		(0.1)%	0.3%

We recognized restructuring related charges of $8.7 million in the three months ended August 2, 2025, and a net restructuring gain of $3.6 million in the six months ended August 2, 2025 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 7 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Interest expense	$(51.9)	$(48.4)	7.2%	$(100.6)	$(97.2)	3.5%
Interest income and other, net	(4.5)	2.6	(273.1)%	(10.5)	5.9	(278.0)%
Interest and other loss, net	$(56.4)	$(45.8)	23.1%	$(111.1)	$(91.3)	21.7%
% of net revenue	(2.9)%	(3.6)%		(2.9)%	(3.7)%

Interest and other loss, net increased by $10.6 million in the three months ended August 2, 2025 compared to the three months ended August 3, 2024. The increase was primarily due costs related to the sale of our automotive ethernet business, as well as higher interest expense.

Interest and other loss, net increased by $19.8 million in the six months ended August 2, 2025 compared to the six months ended August 3, 2024. The increase was primarily due to higher net losses recognized from equity investments, costs related to the sale of our automotive ethernet business, as well as higher interest expense.

Provision for income taxes

	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change

	(in millions, except percentage)
Provision for income taxes	$38.9	$47.1	(17.4)%	$76.9	$64.9	18.5%

Our income tax expense for the three months ended August 2, 2025 was $38.9 million compared to a tax expense of $47.1 million for the three months ended August 3, 2024. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The recorded tax expense is based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

Our income tax expense for the six months ended August 2, 2025 was $76.9 million compared to a tax expense of $64.9 million for the six months ended August 3, 2024. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The recorded tax expense is based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. Our tax provision for the August 2, 2025 period includes the estimated impact of the 2025 Tax Act. We will continue to evaluate the impact of the 2025 Tax Act on our income taxes.

Subsequent to quarter end, on August 14, 2025, we completed the sale of our automotive ethernet business to the Buyer for $2.5 billion. We expect to record the tax impact related to the gain on sale in the third quarter of fiscal 2026.

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

We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. The enacted legislation did not have a significant effect on our provision for income taxes during the six months ended August 2, 2025.

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

Liquidity and Capital Resources

Our principal source of liquidity as of August 2, 2025 consisted of approximately $1.2 billion of cash and cash equivalents, of which approximately $973.8 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

As of August 2, 2025, we had total borrowings outstanding of $4.5 billion, consisting of senior notes outstanding, of which $499.3 million is due within twelve months.

During the first quarter of fiscal 2026, we repaid $32.8 million of the principal outstanding of the 5-Year Tranche Loan. During the second quarter of fiscal 2026, the 5-Year Tranche Loan, due on April 20, 2026, which had a remaining principal of $557.8 million, was repaid in full.

On June 30, 2025, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the second quarter of fiscal 2026, we repaid $200.0 million on the 2025 Revolving Credit Facility that was outstanding from the first quarter of fiscal 2026. As of August 2, 2025, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

On June 30, 2025, we completed a debt offering and issued (i) $500.0 million of Senior Notes with a 5-year term due in 2030 (“2030 Senior Notes”) and (ii) $500.0 million of Senior Notes with a 10-year term due in 2035 (“2035 Senior Notes”).

For a description of our contractual obligations including debt and purchase commitments, see “Note 6 – Debt,” and “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three and six months ended August 2, 2025, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 12 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Subsequent to quarter end, on August 14, 2025, we completed the sale of our automotive ethernet business to the Buyer for $2.5 billion. We expect to record a gain on sale in the third quarter of fiscal 2026. See “Note 1 – Basis of Presentation” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We believe that our existing cash and cash equivalents, together with cash generated from operations, and funds from our 2025 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock and commitments (including those discussed in “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements) for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

To the extent that our existing cash and cash equivalents, together with cash generated from operations, and funds available under our 2025 Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current stockholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended August 2, 2025 was $794.5 million. We had a net income of $372.7 million adjusted for the following non-cash items: amortization of acquired intangible assets of $489.4 million, stock-based compensation expense of $295.7 million, depreciation and amortization of $168.3 million, restructuring related gains of $14.0 million, deferred income tax benefit of $9.2 million, and $80.8 million of net loss from other non-cash items. Cash outflow from working capital of $589.2 million for the six months ended August 2, 2025 was primarily driven by increases in accounts receivable, prepaid expenses and other assets, and inventories, and decreases in accrued employee compensation and accounts payable, partially offset by an increase in accrued liabilities and other non-current liabilities. The increase in accounts receivable was primarily due to higher sales and the impact of factoring of receivables. The increase in prepaid expenses and other assets was primarily due to receivables for government incentives earned. Inventories increased in support of expected revenue growth. The decrease in accrued employee compensation was due to bonus payout of our annual employee bonus plan. The decrease in accounts payable is due to the timing of payments. The increase in accrued liabilities and other non-current liabilities was primarily driven by higher ship and debit claims accrual.

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

Cash Flows from Investing Activities

For the six months ended August 2, 2025, net cash used in investing activities of $171.3 million was primarily driven by purchases of property and equipment of $166.3 million, partially offset by proceeds from sales of property and equipment of $27.3 million.

For the six months ended August 3, 2024, net cash used in investing activities of $154.9 million was primarily driven by purchases of property and equipment of $139.7 million.

Cash Flows from Financing Activities

For the six months ended August 2, 2025, net cash used in financing activities of $347.1 million was primarily attributable to $790.6 million repayment of debt principal, $540.0 million repurchases of common stock, $103.5 million for payment of our quarterly dividends, $100.9 million for tax withholding payments on behalf of employees for net share settlements, and $54.3 million payments on technology license obligations, partially offset by $1.2 billion proceeds from borrowings, and $51.1 million in proceeds from the issuance of common stock under our employee stock plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at August 2, 2025, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 2, 2025.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Uncertain Yields and Quality

The fabrication of our products is a complex and technically demanding process. Our manufacturing partners have from time to time experienced manufacturing defects and lower manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our manufacturing partners, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in other significant costs. See also, “Costs related to defective products could have a material adverse effect on us.”

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

Our future success will depend on our ability to develop and introduce new products and enhancements to our existing products that address customer requirements, in a timely and cost-effective manner and are competitive as to a variety of factors. For example, we must successfully identify customer requirements and design, develop and produce products on time that compete effectively as to price, functionality and performance. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, and increasing demand for higher levels of integration and smaller process geometries. If we do not accurately predict which new product features or requirements our customers will want in the future and adjust our business ahead of time, we could lose market share, face unexpected costs, and accumulate excess inventory, which would negatively affect our business and results of operations. See also, “We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.”

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

Despite our best efforts, security vulnerabilities may exist with respect to our products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm our business and reputation. We may depend on our business partners or on other third parties, such as customers and end users, to deploy our mitigations alone or as part of their own mitigations, and they may delay, decline or modify the implementation of such mitigations. See also, “Cybersecurity risks could adversely affect our business and disrupt our operations.”

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

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security (the “BIS”), has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied, and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the BIS released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. In January 2025, the AI Diffusion Rule and the Foundry Due Diligence Rule were issued. Then in May 2025, the BIS said it intends to cancel the AI Diffusion Rule and release new rules. While we do not currently expect these new rules to materially impact us due to the fact that we were not materially impacted by the prior AI Diffusion Rule, the BIS announcement creates uncertainty about what products, technologies, or software might be covered by future rules. Export restrictions reducing our sales of products to China, have in the past and may in the future adversely impact our revenues, profits and results of operations.

The U.S. government has recently reached out to certain U.S. semiconductor companies implying that as a condition to obtaining and maintaining export licenses for certain products and technologies destined for China, they remit to the U.S. government a fee equal to fifteen percent (15%) of the gross revenue derived from such China-related sales. Historically, restrictions on sales to China were implemented by the U.S. government as national security measures that did not include revenue-sharing arrangements. If such a payment requirement were to be imposed on our China-derived revenue, it could erode our gross margins, reduce our pricing flexibility, and potentially prompt us to curtail or discontinue sales in China.

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

On May 1, 2025, we received notification that our application for government incentives in a foreign jurisdiction in which we operate had been approved by the necessary government agencies. Receipt of benefits under incentive agreements may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws. In addition, changes in our business plans, including divestitures, as well as changes to applicable laws, regulations, or government interpretations and audits could result in loss of benefits and termination of or renegotiation of an agreement. If our incentive agreement were terminated or renegotiated, or if our ultimate benefits received is less than we have recognized, results of operations and our financial position could be harmed.

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 76% and 77% of our net revenue in the three months ended August 2, 2025 and August 3, 2024, respectively.

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

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities. For example, on April 7, 2025, the Company entered into a definitive agreement to sell its automotive ethernet business to Infineon Technologies AG for $2.5 billion in an all-cash transaction, which transaction was subsequently completed on August 14, 2025. This strategy, and our willingness to use cash to pay for acquisitions, may be adversely impacted by high or increasing interest rates.

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

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions, or parts of these transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other approvals; disputes or litigation; or difficulties obtaining financing for the transaction. In addition, such transactions are increasingly being subjected to regulatory review and other burdens, which could delay the closing of any transaction and greatly increase the costs related to such transaction. For example, in October 2024, the U.S. Federal Trade Commission announced new HSR rules that greatly expand disclosure requirements and require significantly more time to prepare filings.

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

As of August 2, 2025, we had a total of $4.5 billion debt outstanding, which consisted of senior notes outstanding. $557.8 million outstanding under our 2026 Term Loan was repaid in full and the loan was terminated in June 2025. $200.0 million outstanding under our 2023 Revolving Credit Facility was repaid (which 2023 Revolving Credit Facility was amended and restated in June 2025 (the “2025 Revolving Credit Facility” or the “2025 Credit Agreement”)). The 2025 Revolving Credit Facility increases our borrowing capacity from $1.0 billion to $1.5 billion. As of August 2, 2025, the 2025 Revolving Credit Facility was undrawn.

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

Although the 2025 Credit Agreement contains restrictions on our ability to incur additional indebtedness and the indentures governing the Notes (together, the “Notes Indentures”) contain restrictions on creating liens and entering into certain sale-leaseback transactions, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, liens or sale-leaseback transactions incurred in compliance with these restrictions could be substantial.

The 2025 Credit Agreement, the Notes Indentures and the indenture governing the MTI Senior Notes contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

The 2025 Credit Agreements and the Notes Indentures impose restrictions on our business.

The 2025 Credit Agreements and the Notes Indentures each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the 2025 Credit Agreement and the Notes Indentures. Our ability to meet the leverage ratio set forth in the 2025 Credit Agreement may be affected by events beyond our control.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our 2025 Credit Agreement or to the Notes Indentures if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

We may be unable to generate the cash flow to service our debt obligations.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes) or obtain additional financing. In addition, if our credit ratings are downgraded, the cost of current or future borrowings under our 2025 Credit Agreement may rise and our ability to obtain additional financing or refinance our existing debt may be negatively affected. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.

We may, under certain circumstances, be required to repurchase the Notes at the option of the holder.

We will be required to repurchase the Notes at the option of each holder upon the occurrence of a change of control repurchase event as defined in the Notes Indentures. However, we may not have sufficient funds to repurchase the Notes in cash at the time of any change of control repurchase event. Our failure to repurchase the Notes upon a change of control repurchase event would be an event of default under the Notes Indentures and could cause a cross-default or acceleration under the 2025 Credit Agreement and certain future agreements governing our other indebtedness. The repayment obligations under the Notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to repurchase the Notes prior to their scheduled maturity, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

CHANGES IN OUR EFFECTIVE TAX RATE MAY REDUCE OUR NET INCOME

Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. As such, the income from all of our foreign subsidiaries continues to be subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”) regime (which has been recharacterized as the Net Controlled Foreign Corporation (“CFC”) Tested Income regime, beginning in fiscal 2027). Our tax provision for the August 2, 2025 period includes the estimated impact of the 2025 Tax Act. This legislation could significantly affect our future financial results, including our earnings and cash flows.

President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduced a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. While we are not currently subject to significant taxes under the IRA, if in the future, we become subject to these taxes it could significantly affect our financial results, including our earnings and cash flows.

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

We had approximately $11.1 billion of goodwill and $2.2 billion of acquired intangible assets on our unaudited condensed consolidated balance sheets as of August 2, 2025. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; antitrust; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment and human rights; product regulations; environment, health and safety requirements; securities registration laws; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our manufacturing partners, suppliers, vendors and distributors. To the extent such third parties do not comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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

In the first quarter of fiscal 2025, our Board of Directors increased our stock repurchase program to add an additional $3.0 billion to that program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of August 2, 2025, there was $2.0 billion remaining available for future stock repurchases under the prior authorization.

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

We are exposed to risks related to our receivables factoring arrangements.

We enter into factoring arrangements with financial institutions to sell certain of our trade receivables from customers without recourse. If we were to stop entering into these factoring arrangements, our operating results, financial condition and cash flows could be adversely impacted by delays or failures in collecting certain trade receivables. If the financial institutions we utilize become financially non-viable, it could cause us to cease such factoring arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended August 2, 2025.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended August 2, 2025 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
May 4, 2025 to May 31, 2025	—	$—	—	$2,234.5
June 1, 2025 to June 28, 2025	0.3	$72.46	0.3	$2,208.5
June 29, 2025 to August 2, 2025	2.4	$73.19	2.4	$2,034.5
Total	2.7	$73.09	2.7

(1)The monthly periods presented above for the three months ended August 2, 2025, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
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

Item 5. Other Information

(c) Trading Plans

In the second quarter of fiscal 2026, the following trading plans intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Matthew J. Murphy	Chairman and Chief Executive Officer	Terminated	6/13/2025	6/16/2025	3/18/2026	Sales	50,000
Matthew J. Murphy	Chairman and Chief Executive Officer	Adopted	6/13/2025	9/15/2025	3/18/2026	Sales	50,000
Mark Casper	Executive Vice President, Chief Legal Officer and Secretary	Terminated	6/26/2025	1/17/2025	12/31/2025	Sales	47,901
Willem Meintjes	Chief Financial Officer	Adopted	7/18/2025	10/17/2025	10/15/2026	Sales	33,000

(1)Vesting of any future performance shares are estimated based on target achievement.
(2)If the plan covers “net” vested shares, then the current tax rate has been applied.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Fourth Supplemental Indenture, dated as of June 30, 2025, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	6/30/2025

4.14	Form of Global Note for the 4.750% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	6/30/2025

4.15	Form of Global Note for the 5.450% Senior Notes due 2035 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	6/30/2025

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Second Amended and Restated Revolving Credit Agreement, dated as of June 30, 2025, among Marvell Technology, Inc., the lenders party thereto, and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.1	6/30/2025

10.3#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.3.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.3.2.1#	Updated Election Deferral Form	10-K	001-40357	10.5.2.1	3/12/2025

10.3.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.3.4#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as updated March 2025	10-Q	001-40357	10.5.3.2	5/30/2025

10.3.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.3.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.3.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.3.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.3.9#	Form of Grant Notice for Restricted Stock Units under the 1995 Stock Option Plan				Filed herewith

10.3.10#	Form of Special Equity Award Relative TSR and EPS RSU Grant Notice July 2025				Filed herewith

10.4#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.4.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.5#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.5.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.6#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.7#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.8#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.9#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.10#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.11#	Fiscal 2026 Named Executive Officer Compensation	10-Q	001-40357	10.13	5/30/2025

10.12#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2025				Filed herewith

10.13	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.14#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.15#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.16#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.17	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.18#	Non-Qualified Deferred Compensation Plan	10-K	001-40357	10.21	3/12/2025

10.19	Underwriting Agreement, dated June 23, 2025, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	6/30/2025

10.20#	Senior Executive Retirement Program dated May 28, 2025				Filed herewith

19	Insider Trading Prohibition Policy and Guidelines	10-K	001-40357	19	3/12/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: August 29, 2025	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)