Form 10-Q
period 2025-11-01
Marvell Technology, Inc.
filed 2025-12-03
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of November 26, 2025 was 848.1 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	November 1, 2025	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,714.5	$948.3
Accounts receivable, net	1,546.3	1,028.4
Inventories	1,014.5	1,029.7
Prepaid expenses and other current assets	237.2	113.9
Total current assets	5,512.5	3,120.3
Property and equipment, net	854.8	790.5
Goodwill	11,062.2	11,586.9
Acquired intangible assets, net	1,978.3	2,710.6
Deferred tax assets	403.5	401.2
Other non-current assets	1,767.7	1,595.0
Total assets	$21,579.0	$20,204.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$633.7	$622.2
Accrued liabilities	1,351.1	972.6
Accrued employee compensation	252.4	302.5
Short-term debt	499.5	129.5
Total current liabilities	2,736.7	2,026.8
Long-term debt	3,969.4	3,934.3
Other non-current liabilities	816.3	816.4
Total liabilities	7,522.4	6,777.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.002 par value	1.7	1.7
Additional paid-in capital	13,044.0	14,534.1
Accumulated other comprehensive income	0.4	0.4
Retained earnings (Accumulated deficit)	1,010.5	(1,109.2)
Total stockholders’ equity	14,056.6	13,427.0
Total liabilities and stockholders’ equity	$21,579.0	$20,204.5

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net revenue	$2,074.5	$1,516.1	$5,975.9	$3,949.9
Cost of goods sold	1,004.7	1,166.7	2,943.1	2,485.1
Gross profit	1,069.8	349.4	3,032.8	1,464.8
Operating expenses:
Research and development	512.5	488.6	1,539.2	1,451.4
Selling, general and administrative	189.9	205.3	569.1	602.5
Restructuring related charges, net	9.6	358.3	6.0	366.4
Total operating expenses	712.0	1,052.2	2,114.3	2,420.3
Operating income (loss)	357.8	(702.8)	918.5	(955.5)
Interest expense	(51.2)	(47.2)	(151.8)	(144.4)
Interest income and other, net	1,908.8	(0.5)	1,898.3	5.4
Interest and other income (loss), net	1,857.6	(47.7)	1,746.5	(139.0)
Income (loss) before income taxes	2,215.4	(750.5)	2,665.0	(1,094.5)
Provision (benefit) for income taxes	314.1	(74.2)	391.0	(9.3)
Net income (loss)	$1,901.3	$(676.3)	$2,274.0	$(1,085.2)

Net income (loss) per share — basic	$2.22	$(0.78)	$2.64	$(1.25)

Net income (loss) per share — diluted	$2.20	$(0.78)	$2.61	$(1.25)

Weighted-average shares:
Basic	855.8	865.7	861.1	865.5
Diluted	863.7	865.7	869.9	865.5
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss)	$1,901.3	$(676.3)	$2,274.0	$(1,085.2)
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on cash flow hedges	(0.2)	0.1	—	(1.4)
Other comprehensive income (loss), net of tax	(0.2)	0.1	—	(1.4)
Comprehensive income (loss), net of tax	$1,901.1	$(676.2)	$2,274.0	$(1,086.6)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balance at February 1, 2025	866.0	$1.7	$14,534.1	$0.4	$(1,109.2)	$13,427.0
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.2)	—	—	(50.2)
Stock-based compensation	—	—	142.9	—	—	142.9
Repurchases of common stock	(5.6)	—	(340.0)	—	—	(340.0)
Vestings of common stock in connection with customer warrant	—	—	6.8	—	—	6.8
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net income	—	—	—	—	177.9	177.9
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)
Balance at May 3, 2025	862.2	$1.7	$14,294.2	$(0.1)	$(983.1)	$13,312.7
Issuance of common stock in connection with equity incentive plans	2.6	—	50.5	—	—	50.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.7)	—	—	(50.7)
Stock-based compensation	—	—	153.1	—	—	153.1
Repurchases of common stock	(2.7)	—	(200.0)	—	—	(200.0)
Vestings of common stock in connection with customer warrant	—	—	12.3	—	—	12.3
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Net income	—	—	—	—	194.8	194.8
Other comprehensive income	—	—	—	0.7	—	0.7
Balance at August 2, 2025	862.1	$1.7	$14,259.4	$0.6	$(840.0)	$13,421.7
Issuance of common stock in connection with equity incentive plans	1.5	—	0.4	—	—	0.4
Tax withholdings related to net share settlement of restricted stock units	—	—	(62.5)	—	—	(62.5)
Stock-based compensation	—	—	152.2	—	—	152.2
Repurchases of common stock, including excise tax	(15.0)	—	(1,312.2)	—	—	(1,312.2)
Vestings of common stock in connection with customer warrant	—	—	6.7	—	—	6.7
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(50.8)	(50.8)
Net income	—	—	—	—	1,901.3	1,901.3
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at November 1, 2025	848.6	$1.7	$13,044.0	$0.4	$1,010.5	$14,056.6

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 3, 2024	865.5	$1.7	$14,845.3	$1.1	$(16.7)	$14,831.4
Issuance of common stock in connection with equity incentive plans	2.2	—	2.2	—	—	2.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(74.1)	—	—	(74.1)
Stock-based compensation	—	—	137.3	—	—	137.3
Repurchases of common stock	(2.2)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Net loss	—	—	—	—	(215.6)	(215.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at May 4, 2024	865.5	$1.7	$14,760.7	$0.4	$(284.1)	$14,478.7
Issuance of common stock in connection with equity incentive plans	3.2	—	49.3	—	—	49.3
Tax withholdings related to net share settlement of restricted stock units	—	—	(57.6)	—	—	(57.6)
Stock-based compensation	—	—	155.5	—	—	155.5
Repurchases of common stock	(2.5)	—	(175.0)	—	—	(175.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.9)	(51.9)
Net loss	—	—	—	—	(193.3)	(193.3)
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Balance at August 3, 2024	866.2	$1.7	$14,732.9	$(0.4)	$(529.3)	$14,204.9
Issuance of common stock in connection with equity incentive plans	1.6	—	0.9	—	—	0.9
Tax withholdings related to net share settlement of restricted stock units	—	—	(58.6)	—	—	(58.6)
Stock-based compensation	—	—	153.8	—	—	153.8
Repurchases of common stock	(2.6)	—	(200.0)	—	—	(200.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.9)	(51.9)
Net loss	—	—	—	—	(676.3)	(676.3)
Other comprehensive income	—	—	—	0.1	—	0.1
Balance at November 2, 2024	865.2	$1.7	$14,629.0	$(0.3)	$(1,257.5)	$13,372.9

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income (loss)	$2,274.0	$(1,085.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	255.2	225.5
Stock-based compensation	447.8	449.8
Amortization of acquired intangible assets	718.4	805.5
Restructuring related charges (gains), net	(14.0)	524.1
Deferred income taxes	(2.2)	(106.2)
Gain on sale of business	(1,830.4)	—
Other expense, net	85.1	42.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(518.0)	123.7
Prepaid expenses and other assets	(283.5)	176.2
Inventories	(19.3)	(60.2)
Accounts payable	(79.1)	109.8
Accrued employee compensation	(68.0)	11.9
Accrued liabilities and other non-current liabilities	410.8	(49.8)
Net cash provided by operating activities	1,376.8	1,167.2
Cash flows from investing activities:
Purchases of technology licenses	(3.4)	(6.2)
Purchases of property and equipment	(239.8)	(214.7)
Proceeds from sales of property and equipment	27.4	0.5
Acquisitions, net of cash acquired	—	(10.4)
Net proceeds from sale of business	2,478.6	—
Other, net	(42.9)	0.4
Net cash provided by (used in) investing activities	2,219.9	(230.4)
Cash flows from financing activities:
Repurchases of common stock	(1,840.0)	(525.0)
Proceeds from employee stock plans	51.5	52.4
Tax withholding paid on behalf of employees for net share settlement	(163.4)	(190.3)
Dividend payments to stockholders	(154.3)	(155.6)
Payments on technology license obligations	(102.0)	(124.4)
Proceeds from borrowings	1,198.6	—
Principal payments of debt	(790.6)	(76.6)
Other, net	(30.3)	—
Net cash used in financing activities	(1,830.5)	(1,019.5)
Net increase (decrease) in cash and cash equivalents	1,766.2	(82.7)
Cash and cash equivalents at beginning of period	948.3	950.8
Cash and cash equivalents at end of period	$2,714.5	$868.1

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended November 1, 2025, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2025 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2025 had a 52-week year. Fiscal 2026 is a 52-week year.

On August 14, 2025, the Company completed the sale of its automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. During the three months ended November 1, 2025, the Company recorded a pre-tax gain on sale of $1.8 billion, which is included in interest income and other, net in the Unaudited Condensed Consolidated Statements of Operations.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve income tax disclosures to enhance transparency and decision usefulness of income tax disclosure. This ASU will be effective for the Company’s annual reporting for fiscal 2026 on a prospective basis, with retrospective application permitted. Adoption of this new guidance will result in enhanced cash tax and effective tax rate disclosures in the Notes to Consolidated Financial Statements. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statement disclosures. The Company does not expect the adoption of this new standard to have a material effect on the Company’s results of operations or financial condition.

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

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2025	% of Total	November 2, 2024	% of Total	November 1, 2025	% of Total	November 2, 2024	% of Total
Net revenue by end market:
Data center	$1,517.9	73%	$1,101.1	73%	$4,449.0	75%	$2,798.4	71%
Enterprise networking	237.2	11%	150.9	10%	608.3	10%	455.0	12%
Carrier infrastructure	167.8	8%	84.7	6%	436.3	7%	232.4	6%
Consumer	116.6	6%	96.5	6%	295.6	5%	227.4	6%
Automotive/industrial	35.0	2%	82.9	5%	186.7	3%	236.7	5%
	$2,074.5		$1,516.1		$5,975.9		$3,949.9

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2025	% of Total	November 2, 2024	% of Total	November 1, 2025	% of Total	November 2, 2024	% of Total
Net revenue based on destination of shipment:
China	$838.7	40%	$658.4	43%	$2,131.0	36%	$1,774.8	45%
Taiwan	318.9	15%	198.5	13%	1,187.4	20%	279.6	7%
United States	294.3	14%	256.0	17%	910.3	15%	675.4	17%
Other	622.6	31%	403.2	27%	1,747.2	29%	1,220.1	31%
	$2,074.5		$1,516.1		$5,975.9		$3,949.9

These destinations of shipment are not necessarily indicative of the geographic location of the Company’s end customers or the country in which the Company’s end customers sell devices containing the Company’s products. For example, a substantial majority of the shipments made to China relate to sales to non-China based customers that have factories or contract manufacturing operations located within China. Net revenue for individual countries included in Other did not exceed 10% of the Company’s net revenue for any of the fiscal periods presented.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	November 1, 2025	% of Total	November 2, 2024	% of Total	November 1, 2025	% of Total	November 2, 2024	% of Total
Net revenue by customer type:
Direct customers	$1,145.7	55%	$895.4	59%	$3,406.4	57%	$2,229.2	56%
Distributors	928.8	45%	620.7	41%	2,569.5	43%	1,720.7	44%
	$2,074.5		$1,516.1		$5,975.9		$3,949.9

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the nine months ended November 1, 2025 that was included in the deferred revenue balance at February 1, 2025 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. The Company has elected the practical expedient and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Customer Warrant

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the five year vesting term. The grant date fair value of the Warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 0.4 million Warrant Shares were vested as of November 1, 2025.

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of November 1, 2025 and February 1, 2025 was $11.1 billion and $11.6 billion, respectively. On August 14, 2025, the Company completed the sale of its automotive ethernet business to Infineon Technologies AG. In connection with the transaction, during the quarter ended November 1, 2025, the Company derecognized $524.7 million of goodwill, which was previously classified as assets held for sale based on the relative fair value of the automotive ethernet business. See “Note 1 – Basis of Presentation” for discussion of the automotive ethernet business divestiture.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net

As of November 1, 2025 and February 1, 2025, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	November 1, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,722.0	$(3,516.2)	$1,205.8	3.3
Customer contracts and related relationships	2,001.0	(1,555.2)	445.8	1.7
Trade names	50.0	(45.3)	4.7	0.5
Total acquired amortizable intangible assets	$6,773.0	$(5,116.7)	$1,656.3	2.9
In-process research and development	322.0	—	322.0	n/a
Total acquired intangible assets	$7,095.0	$(5,116.7)	$1,978.3

	February 1, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,466.1)	$1,695.9	3.6
Customer contracts and related relationships	2,039.0	(1,372.5)	666.5	2.4
Trade names	50.0	(37.8)	12.2	1.2
Total acquired amortizable intangible assets	$7,251.0	$(4,876.4)	$2,374.6	3.3
In-process research and development	336.0	—	336.0	n/a
Total acquired intangible assets	$7,587.0	$(4,876.4)	$2,710.6

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

Amortization expense for acquired intangible assets for the three and nine months ended November 1, 2025 was $229.0 million and $718.4 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended November 2, 2024 was $264.9 million and $805.5 million, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of November 1, 2025 (in millions):

Fiscal Year	Amount
Remainder of 2026	$223.3
2027	811.3
2028	282.1
2029	129.0
2030	106.8
Thereafter	103.8
$1,656.3

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at November 1, 2025
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$686.1	$—	$686.1
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.6	—	0.6
Other non-current assets:
Marketable equity investments	15.8	—	—	15.8
Securities under the NQDC plan	3.0	—	—	3.0
Severance pay fund	—	0.7	—	0.7
Total assets	$18.8	$687.4	$—	$706.2

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of November 1, 2025 and February 1, 2025, non-marketable equity investments had a carrying value of $128.4 million and $48.2 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets. Unrealized net gain including observable price changes for the three and nine months ended November 1, 2025 was $42.7 million and $37.4 million, respectively. Unrealized net gain for the three and nine months ended November 2, 2024 was not material.

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

Fair Value of Debt

The Company classified the 2026 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, 2033 Senior Notes and 2035 Senior Notes as Level 2 in the fair value measurement hierarchy. The estimated aggregate fair value of the unsecured senior notes was $4.5 billion at November 1, 2025 and $3.4 billion at February 1, 2025, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 6 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 6. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at November 1, 2025 and February 1, 2025 (in millions):

	Effective Interest Rate	November 1, 2025	February 1, 2025
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche		$—	$590.6
Term Loan Total		—	590.6
4.875% MTG/MTI 2028 Senior Notes	4.940% / 4.988%	499.9	499.9
1.650% 2026 Senior Notes	1.839%	500.0	500.0
2.450% 2028 Senior Notes	2.554%	750.0	750.0
5.750% 2029 Senior Notes	5.891%	500.0	500.0
4.750% 2030 Senior Notes	4.880%	500.0	—
2.950% 2031 Senior Notes	3.043%	750.0	750.0
5.950% 2033 Senior Notes	6.082%	500.0	500.0
5.450% 2035 Senior Notes	5.531%	500.0	—
Senior Notes Total		4,499.9	3,499.9
Total borrowings		$4,499.9	$4,090.5
Less: Unamortized debt discount and issuance cost		(31.0)	(26.7)
Net carrying amount of debt		$4,468.9	$4,063.8
Less: Current portion (1)		499.5	129.5
Non-current portion		$3,969.4	$3,934.3

(1)As of November 1, 2025, the current portion of outstanding debt that is due within twelve months includes the 2026 Senior Notes. The Company intends to repay the current balance with operating cash flows. The weighted-average interest rate on short-term debt outstanding at November 1, 2025 and February 1, 2025 was 1.650% and 5.785%, respectively.

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

2025 Revolving Credit Facility

On June 30, 2025, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the 2025 Revolving Credit Facility will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. The annual unused commitment fee rate was 0.125% at November 1, 2025.

During the second quarter of fiscal 2026, the Company repaid $200.0 million on the 2025 Revolving Credit Facility that was outstanding from the first quarter of fiscal 2026. As of November 1, 2025, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of November 1, 2025, the Company was in compliance with its debt covenants for the revolving line of credit agreement.

2030 and 2035 Senior Unsecured Notes

On June 30, 2025, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 4.750% Senior Notes due 2030 (the “2030 Senior Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 5.450% Senior Notes due 2035 (the “2035 Senior Notes”, and, together with the 2030 Senior Notes, the “Senior Notes”).

The 2030 Senior Notes have a 5-year term and mature on July 15, 2030, and the 2035 Senior Notes have a 10-year term and mature on July 15, 2035. The stated and effective interest rates for the 2030 Senior Notes are 4.750% and 4.880%, respectively. The stated and effective interest rates for the 2035 Senior Notes are 5.450% and 5.531%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in the Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of November 1, 2025, the Company had $1.0 billion borrowings outstanding from the Senior Notes.

Interest Expense and Future Contractual Maturities

During the three and nine months ended November 1, 2025, the Company recognized $47.9 million and $139.5 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and nine months ended November 2, 2024, the Company recognized $45.6 million and $138.9 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of November 1, 2025, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$—
2027	500.0
2028	—
2029	1,249.9
2030	500.0
Thereafter	2,250.0
Total	$4,499.9

For additional information about the Company's debt, see “Note 7 – Debt” in the Notes to Consolidated Financial Statements within Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table provides a summary of restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Restructuring related charges in cost of goods sold	$0.5	$356.8	$0.5	$356.8
Restructuring related charges, net in operating expenses	9.6	358.3	6.0	366.4
	$10.1	$715.1	$6.5	$723.2

The following table presents details of the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Employee severance	$2.7	$6.7	$6.4	$13.6
Impairment and write-off assets
Acquired intangible assets	—	240.1	—	240.1
Purchased technology license	—	159.0	—	159.0
Inventories	—	62.0	—	62.0
Property and equipment	—	34.0	—	34.0
Other non-current assets	—	25.2	—	25.2
Recognition of contractual obligations	7.1	114.0	14.5	114.0
Other, net	0.3	74.1	(14.4)	75.3
	$10.1	$715.1	$6.5	$723.2

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2025	$12.9	$316.2	$329.1
Charges (1)	6.4	14.1	20.5
Net cash payments	(16.5)	(65.7)	(82.2)
Balance at November 1, 2025	2.8	264.6	267.4
Less: non-current portion	—	202.9	202.9
Current portion	$2.8	$61.7	$64.5

(1)Restructuring gain related to sale of property of $14.0 million recognized during the nine months ended November 1, 2025 was recorded directly to the unaudited condensed consolidated statements of operations and was not included in the restructuring liability balances above.

The current portion of the restructuring liability is comprised of $56.0 million and $8.5 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Future unconditional purchase commitments as of November 1, 2025 are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
Remainder of 2026	$539.4	$26.2
2027	1,091.8	156.1
2028	119.5	165.5
2029	68.4	119.8
2030	66.3	111.7
Thereafter	182.4	77.3
Total unconditional purchase commitments	$2,067.8	$656.6

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

In addition, as of November 1, 2025, the Company had approximately $101.6 million of commitments for capital expenditures, the majority of which are expected to be paid within the next twelve months.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation, and in some cases, may result in incremental fees, loss of amounts paid in advance, or loss of priority to reserved capacity for a period of time.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test and assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $477.5 million of wafers, substrates, and other manufacturing products for the remainder of fiscal 2026 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $23.1 million in fiscal 2027 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

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

In the third quarter of fiscal 2025, the Company reserved $50.0 million in relation to a contractual disagreement with a customer that was influenced by the restructuring actions initiated by the Fiscal 2025 Plan. See “Note 7 – Restructuring” for additional information. In the fourth quarter of fiscal 2025, the matter was resolved for an amount that was not materially different than initially estimated.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how the Company does business, discrete items, and acquisitions or divestitures, as well as the integration of acquisitions.

The Company recorded income tax expense of $314.1 million and $391.0 million for the three and nine months ended November 1, 2025, respectively. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. The Company’s tax provision for the November 1, 2025 period includes the estimated impact of the 2025 Tax Act. The Company will continue to evaluate the impact of the 2025 Tax Act on its income taxes.

Note 10. Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income (loss)	$1,901.3	$(676.3)	$2,274.0	$(1,085.2)
Denominator:
Weighted-average shares — basic	855.8	865.7	861.1	865.5
Effect of dilutive securities:
Stock-based awards	7.9	—	8.8	—
Weighted-average shares — diluted	863.7	865.7	869.9	865.5
Net income (loss) per share
Basic	$2.22	$(0.78)	$2.64	$(1.25)
Diluted	$2.20	$(0.78)	$2.61	$(1.25)

Anti-dilutive potential shares	4.5	11.0	4.7	11.1

Potential dilutive securities include dilutive common stock from stock-based awards, including stock options, restricted stock units, employee stock purchase plan shares, warrant shares and unsettled shares under accelerated share repurchase agreements using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. In periods of net loss, all potential dilutive shares are anti-dilutive.

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

The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net revenue	$2,074.5	$1,516.1	$5,975.9	$3,949.9
Less:
Product costs (a)	836.4	599.0	2,412.9	1,521.3
Employee compensation and related in operating expenses	324.2	333.1	1,010.7	984.9
Amortization of acquired intangible assets	229.0	264.9	718.4	805.5
Restructuring related charges, net	10.1	715.1	6.5	723.2
Stock-based compensation	152.1	158.4	447.8	449.8
Engineering design related costs	71.6	52.4	188.3	153.7
Interest expense	51.2	47.2	151.8	144.4
Provision (benefit) for income taxes	314.1	(74.2)	391.0	(9.3)
Other segment items (b)	(1,815.5)	96.5	(1,625.5)	261.6
Net income (loss)	$1,901.3	$(676.3)	$2,274.0	$(1,085.2)

(a)Includes material, labor and other product related costs, excluding the other categories above.
(b)Includes depreciation and amortization expenses, facilities expenses, legal expenses, interest income and other income and expenses, including gain on sale of business. See “Note 1 – Basis of Presentation” for discussion of the automotive ethernet business divestiture.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement was $100.3 million and $627.1 million for the three and nine months ended November 1, 2025, respectively, of which $100.3 million remained subject to servicing by the Company as of November 1, 2025. Total trade accounts receivable sold under the factoring arrangement were $248.8 million and $743.2 million for the three and nine months ended November 2, 2024, respectively, of which $284.3 million remained subject to servicing by the Company as of November 2, 2024. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material.

	November 1, 2025	February 1, 2025
Inventories:
Work-in-process	$765.5	$709.0
Finished goods	249.0	320.7
Inventories	$1,014.5	$1,029.7

	November 1, 2025	February 1, 2025
Property and equipment, net:
Machinery and equipment	$1,706.6	$1,570.2
Land, buildings, and leasehold improvements	332.0	306.6
Computer software	133.8	126.4
Furniture and fixtures	39.9	34.3
	2,212.3	2,037.5
Less: Accumulated depreciation	(1,357.5)	(1,247.0)
Property and equipment, net	$854.8	$790.5

	November 1, 2025	February 1, 2025
Other non-current assets:
Prepaid ship and debits	$637.1	$516.9
Technology licenses	316.6	401.3
Prepayments on supply capacity reservation agreements	293.6	307.8
Operating right-of-use assets	272.4	246.0
Non-marketable equity investments	128.4	48.2
Other	119.6	74.8
Other non-current assets	$1,767.7	$1,595.0

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	November 1, 2025	February 1, 2025
Accrued liabilities:
Variable consideration estimates (1)	$650.5	$517.9
Accrued income tax payable	333.6	55.6
Technology license obligations	77.9	101.8
Accrued restructuring	56.0	91.5
Lease liabilities - current portion	53.6	48.3
Accrued interest	40.1	43.5
Deferred revenue	32.2	22.1
Accrued royalties	25.2	11.7
Accrued legal reserve	15.7	11.7
Other	66.3	68.5
Accrued liabilities	$1,351.1	$972.6

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	November 1, 2025	February 1, 2025
Other non-current liabilities:
Lease liabilities - non-current	$255.0	$231.0
Non-current restructuring liabilities	202.9	228.4
Technology license obligations	176.2	233.8
Non-current income tax payable	117.8	73.4
Deferred tax liabilities	33.9	33.8
Other	30.5	16.0
Other non-current liabilities	$816.3	$816.4

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2025	$0.4
Other comprehensive income (loss) before reclassifications	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	(1.1)
Net current-period other comprehensive income (loss), net of tax	—
Balance at November 1, 2025	$0.4

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)
Net current-period other comprehensive income (loss), net of tax	(1.4)
Balance at November 2, 2024	$(0.3)

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

Stock Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion stock repurchase plan with no fixed expiration. The stock repurchase program replaced in its entirety the prior $3.3 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700.0 million addition to the balance of its existing stock repurchase program. On March 7, 2024, the Company announced that its Board of Directors authorized a $3.0 billion addition to the balance of its existing stock repurchase program. On September 24, 2025, the Company announced that its Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program. As of November 1, 2025, $5.7 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

On September 24, 2025, the Company executed an accelerated share repurchase agreement (“ASR Agreement”) with a counterparty financial institution. Pursuant to the terms of the ASR Agreement, the Company made an upfront payment of $1.0 billion and received an initial delivery of approximately 10.7 million shares of its common stock, which represented a portion of the prepayment amount. The final number of shares to be delivered upon settlement of the ASR Agreement will be based on the volume-weighted average price of the Company’s common stock during the term, less an agreed-upon discount. Subsequent to quarter end, the ASR Agreement was partially settled, and the Company received an additional 0.5 million shares on November 21, 2025. Final settlement of the ASR Agreement is expected to occur in the fourth quarter of fiscal 2026.

During the three and nine months ended November 1, 2025, the Company repurchased 15.0 million and 23.3 million shares of its common stock for $1.3 billion and $1.8 billion, respectively. During the three and nine months ended November 2, 2024, the Company repurchased 2.6 million and 7.3 million shares of its common stock for $200.0 million and $525.0 million, respectively. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 13. Subsequent Events

Subsequent to quarter end, on December 2, 2025, the Company announced its intent to acquire Celestial AI Inc. (“Celestial”), a provider of a photonic fabric platform purpose-built for next-generation scale-up interconnect. The Company will issue Celestial shareholders a mix of cash and shares of the Company’s common stock to be determined. This represents approximately $3.25 billion in transaction value upon acquisition close and may increase up to a total of approximately $5.5 billion in transaction value depending on the achievement of earn-out milestones after acquisition close. The acquisition is expected to close in the first quarter of calendar 2026, subject to regulatory approval as well as other customary closing conditions.

In connection with the Celestial acquisition, the Company issued a warrant to a customer for the purchase of up to 1.0 million warrant shares of the Company’s common stock at an exercise price of $87.00 per share. The warrant has an exercise term of six years and a vesting term of five years. The warrant shares vest primarily based on the customer’s achievement of qualifying product revenue milestones.

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
•risks related to our ability to attract, retain and motivate a highly skilled workforce, especially engineering, managerial, sales and marketing employees;
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

Net revenue in the third quarter of fiscal 2026 was $2.1 billion and was 37% higher than net revenue in the third quarter of fiscal 2025. This was due to increases in sales from the data center end market by 38%, from the enterprise networking end market by 57%, from the carrier infrastructure end market by 98%, and from the consumer end market by 21%. The increase was partially offset by a decrease in sales from the automotive/industrial end market by 58%, primarily due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Strong revenue growth from our data center market driven by AI related demand for our custom products and electro-optics portfolio. Additionally, following a period of inventory correction, we have continued to see revenue recovery in our carrier infrastructure and enterprise networking end markets, with both end markets growing significantly compared to the third quarter of fiscal 2025.

We continue to monitor the environment for potential long-term impact on supply and demand from tariffs.

On August 14, 2025, we completed the sale of our automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. During the three months ended November 1, 2025, we recorded a pre-tax gain on sale of $1.8 billion, which is included in interest income and other, net in the Unaudited Condensed Consolidated Statements of Operations. See “Note 1 – Basis of Presentation” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Subsequent to quarter end, on December 2, 2025, we announced our intent to acquire Celestial AI Inc. (“Celestial”), a provider of a photonic fabric platform purpose-built for next-generation scale-up interconnect. We will issue Celestial shareholders a mix of cash and shares of our common stock to be determined. This represents approximately $3.25 billion in transaction value upon acquisition close and may increase up to a total of approximately $5.5 billion in transaction value depending on the achievement of earn-out milestones after acquisition close. The acquisition is expected to close in the first quarter of calendar 2026, subject to regulatory approval as well as other customary closing conditions.

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

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. On September 24, 2025, we executed an accelerated share repurchase agreement (“ASR Agreement”) with a counterparty financial institution to repurchase shares of our common stock in exchange for an upfront payment of $1.0 billion. See “Note 12 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the nine months ended November 1, 2025, we repurchased 23.3 million shares of our common stock for $1.8 billion. As of November 1, 2025, $5.7 billion remained available for future stock repurchases.

We returned $2.0 billion to stockholders in the nine months ended November 1, 2025 through $1.8 billion in repurchases of shares of our common stock and $154.3 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $2.7 billion at November 1, 2025, which were $1.8 billion higher than our balance at February 1, 2025 of $948.3 million.

Sales and Customer Composition. Our accounts receivable was concentrated with three customers at November 1, 2025, who represented a total of 70% of gross accounts receivable, compared with four customers at November 2, 2024, who represented a total of 67% of gross accounts receivable. Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Direct Customer:
Customer A	11%	13%	14%	*
Distributor:
Distributor A	38%	33%	36%	35%
*Less than 10% of net revenue.

We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 77% and 76% of our net revenue in the three and nine months ended November 1, 2025, respectively, and approximately 74% and 75% of our net revenue in the three and nine months ended November 2, 2024, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended November 1, 2025 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.4	77.0	49.2	62.9
Gross profit	51.6	23.0	50.8	37.1
Operating expenses:
Research and development	24.6	32.2	25.8	36.7
Selling, general and administrative	9.2	13.6	9.5	15.3
Restructuring related charges, net	0.5	23.6	0.1	9.3
Total operating expenses	34.3	69.4	35.4	61.3
Operating income (loss)	17.3	(46.4)	15.4	(24.2)
Interest and other income (loss), net	89.5	(3.1)	29.2	(3.5)
Income (loss) before income taxes	106.8	(49.5)	44.6	(27.7)
Provision (benefit) for income taxes	15.1	(4.9)	6.5	(0.2)
Net income (loss)	91.7%	(44.6)%	38.1%	(27.5)%

Three and nine months ended November 1, 2025 and November 2, 2024

Net Revenue

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Net revenue	$2,074.5	$1,516.1	36.8%	$5,975.9	$3,949.9	51.3%

Our net revenue for the three months ended November 1, 2025 increased by $558.4 million, or 37%, compared to net revenue for the three months ended November 2, 2024. This was primarily due to a 38% increase in sales from the data center end market which benefited from strong AI related demand. Sales from the enterprise networking end market and the carrier infrastructure end market also increased by 57% and 98%, respectively, which have both continued to recover due to normalizing customer inventory levels and strong adoption of our products. The increase was partially offset by a decrease in sales from the automotive/industrial end market by 58%, primarily due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Our net revenue for the nine months ended November 1, 2025 increased by $2.0 billion, or 51%, compared to net revenue for the nine months ended November 2, 2024. This was primarily due to a 59% increase in sales from the data center end market which benefited from strong AI related demand. Sales from the carrier infrastructure end market and the enterprise networking end market also increased by 88% and 34%, respectively, which have both continued to recover due to normalizing customer inventory levels and strong adoption of our products. The increase was partially offset by a decrease in sales from the automotive/industrial end market by 21%, primarily due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Cost of goods sold	$1,004.7	$1,166.7	(13.9)%	$2,943.1	$2,485.1	18.4%
% of net revenue	48.4%	77.0%		49.2%	62.9%
Gross profit	$1,069.8	$349.4	206.2%	$3,032.8	$1,464.8	107.0%
% of net revenue	51.6%	23.0%		50.8%	37.1%

Cost of goods sold as a percentage of net revenue decreased for the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024, which was primarily due to impairment charges of $356.8 million for acquired intangible assets, inventories, property and equipment, and other non-current assets associated with restructuring actions during the quarter ended November 2, 2024. The decreases in cost of goods sold as a percentage of net revenue were also due to better cost absorption driven by higher revenues, partially offset by a shift in product mix. As a result, gross margin for the three and nine months ended November 1, 2025 increased by 28.6 and 13.7 percentage points, respectively, compared to the three and nine months ended November 2, 2024. See “Note 7 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Research and Development

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Research and development	$512.5	$488.6	4.9%	$1,539.2	$1,451.4	6.0%
% of net revenue	24.6%	32.2%		25.8%	36.7%

Research and development expense increased by $23.9 million and $87.8 million, respectively, in the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024. The increases were primarily due to higher overall spending to support our R&D initiatives, including $15.8 million and $26.8 million, respectively, of higher engineering design related costs driven by impairment charges for property and equipment.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Selling, general and administrative	$189.9	$205.3	(7.5)%	$569.1	$602.5	(5.5)%
% of net revenue	9.2%	13.6%		9.5%	15.3%

Selling, general and administrative expense decreased by $15.4 million and $33.4 million, respectively, in the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024. The decreases were primarily due to lower amortization expense for acquired intangible assets.

Restructuring Related Charges, Net

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Restructuring related charges, net	$9.6	$358.3	(97.3)%	$6.0	$366.4	(98.4)%
% of net revenue	0.5%	23.6%		0.1%	9.3%

We recognized net restructuring related charges of $9.6 million and $6.0 million in the three and nine months ended November 1, 2025 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 7 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Income (Loss), Net

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Interest expense	$(51.2)	$(47.2)	8.5%	$(151.8)	$(144.4)	5.1%
Interest income and other, net	1,908.8	(0.5)	*	1,898.3	5.4	*
Interest and other income (loss), net	$1,857.6	$(47.7)	*	$1,746.5	$(139.0)	*
% of net revenue	89.5%	(3.1)%		29.2%	(3.5)%
*Not meaningful.

Interest and other income (loss), net increased by $1.9 billion in the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024. The increases were primarily due to the $1.8 billion gain on sale of our automotive ethernet business in the third quarter of fiscal 2026. The increases were also driven by higher net gains recognized from equity investments, as well as higher interest income.

Provision (benefit) for income taxes

	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change

	(in millions, except percentage)
Provision (benefit) for income taxes	$314.1	$(74.2)	*	$391.0	$(9.3)	*
*Not meaningful.

Our income tax expense for the three months ended November 1, 2025 was $314.1 million compared to a tax benefit of $74.2 million for the three months ended November 2, 2024. The increase in the provision for income taxes for three months ended November 1, 2025 as compared to the three months ended November 2, 2024, was driven by an increase in earnings, resulting primarily from the sale of our automotive ethernet business, in the current period against losses in the November 2, 2024 period. The recorded tax expense is based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

Our income tax expense for the nine months ended November 1, 2025 was $391.0 million compared to a tax benefit of $9.3 million for the nine months ended November 2, 2024. The increase in the provision for income taxes for nine months ended November 1, 2025 as compared to the nine months ended November 2, 2024, was driven by an increase in earnings, resulting primarily from the sale of our automotive ethernet business, in the current period against losses in the November 2, 2024 period. The recorded tax expense is based on year-to-date pretax results, forecasted pretax results, forecasted annual tax expense and discrete adjustments for the respective periods.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. Our tax provision for the November 1, 2025 period includes the estimated impact of the 2025 Tax Act. We will continue to evaluate the impact of the 2025 Tax Act on our income taxes.

Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, acquisitions or divestitures, changes in the realizability of deferred tax assets, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations. It is also possible that significant negative evidence may become available that causes us to conclude that a valuation allowance is needed on certain of our deferred tax assets, which would adversely affect our income tax provision in the period of such change in judgment.

We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. As a result of this legislation, our foreign earnings are generally subject to a minimum tax rate of 15%. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the U.S. on a side-by-side system that would exempt U.S. parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

Liquidity and Capital Resources

Our principal source of liquidity as of November 1, 2025 consisted of approximately $2.7 billion of cash and cash equivalents, of which approximately $1.4 billion was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

As of November 1, 2025, we had total borrowings outstanding of $4.5 billion, consisting of senior notes outstanding, of which $499.5 million is due within twelve months.

During the first quarter of fiscal 2026, we repaid $32.8 million of the principal outstanding of the 5-Year Tranche Loan. During the second quarter of fiscal 2026, the 5-Year Tranche Loan, due on April 20, 2026, which had a remaining principal of $557.8 million, was repaid in full.

On June 30, 2025, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the second quarter of fiscal 2026, we repaid $200.0 million on the 2025 Revolving Credit Facility that was outstanding from the first quarter of fiscal 2026. As of November 1, 2025, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

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

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three and nine months ended November 1, 2025, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 12 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

On August 14, 2025, we completed the sale of our automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. During the three months ended November 1, 2025, we recorded a pre-tax gain on sale of $1.8 billion, which is included in interest income and other, net in the Unaudited Condensed Consolidated Statements of Operations. See “Note 1 – Basis of Presentation” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We believe that our existing cash and cash equivalents, together with cash generated from operations, and funds from our 2025 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock, commitments (including those discussed in “Note 8 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements), and the income tax related to the sale of our automotive ethernet business, for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended November 1, 2025 was $1.4 billion. We had a net income of $2.3 billion adjusted for the following non-cash items: gain on sale of our automotive ethernet business of $1.8 billion, amortization of acquired intangible assets of $718.4 million, stock-based compensation expense of $447.8 million, depreciation and amortization of $255.2 million, restructuring related gains of $14.0 million, deferred income tax benefit of $2.2 million, and $85.1 million of net loss from other non-cash items. Cash outflow from working capital of $557.1 million for the nine months ended November 1, 2025 was primarily driven by increases in accounts receivable, and prepaid expenses and other assets, and decreases in accounts payable and accrued employee compensation, partially offset by an increase in accrued liabilities and other non-current liabilities. The increase in accounts receivable was primarily due to higher sales and the impact of decreased factoring of receivables. The increase in prepaid expenses and other assets was primarily driven by higher prepaid ship and debits due to higher inventory balances at distributors, and from receivables for government incentives earned. The decrease in accounts payable was due to the timing of payments. The decrease in accrued employee compensation was due to timing of bonus payout of our annual employee bonus plan. The increase in accrued liabilities and other non-current liabilities was primarily driven by an increase in income tax payable mainly from taxes on gain from sale of business, and higher ship and debit claims accrual.

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

Cash Flows from Investing Activities

For the nine months ended November 1, 2025, net cash provided by investing activities of $2.2 billion was primarily driven by net proceeds from sale of our automotive ethernet business of $2.5 billion, and proceeds from sales of property and equipment of $27.4 million, partially offset by purchases of property and equipment of $239.8 million.

For the nine months ended November 2, 2024, net cash used in investing activities of $230.4 million was primarily driven by purchases of property and equipment of $214.7 million.

Cash Flows from Financing Activities

For the nine months ended November 1, 2025, net cash used in financing activities of $1.8 billion was primarily attributable to $1.8 billion repurchases of common stock, $790.6 million repayment of debt principal, $163.4 million for tax withholding payments on behalf of employees for net share settlements, $154.3 million for payment of our quarterly dividends, and $102.0 million payments on technology license obligations, partially offset by $1.2 billion proceeds from borrowings and $51.5 million in proceeds from the issuance of common stock under our employee stock plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at November 1, 2025, aside from cash and cash equivalents.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, a percentage of our international operational expenses are denominated in foreign currencies and exchange volatility could positively or negatively impact those operating costs. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheets. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income (loss), net. We do not believe that foreign exchange volatility has a significant effect on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 1, 2025.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•risks related to our ability to attract, retain and motivate a highly skilled workforce, especially engineering, managerial, sales and marketing employees;
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

We have in the past including in the first few quarters of fiscal 2023, and may in the future, experience a number of industry-wide supply constraints. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy demand for some of our products.

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

We make highly complex semiconductor solutions and, accordingly, there is a risk of defects in our products. Such defects can give rise to the significant costs noted below. Moreover, since the cost of replacing defective products is often much higher than the value of the products themselves, we are subject to damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductor solutions we sell into numerous consumer products. We are exposed to product liability claims if our semiconductor solutions or the consumer products integrated with our semiconductor solutions malfunction. In addition, our customers may issue recalls on their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such recalls or payments are the result of a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. Recalls of our customers’ products in certain end-markets, such as with our base station customers, may cause us to incur significant costs.

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
•the diversion of the attention of our engineering employees from product development efforts;
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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions, and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers.” In May 2023, the Cyberspace Administration of China banned the sale of Micron Technology, Inc.'s products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. In addition, China has in the past and may in the future use export controls to restrict rare earth minerals, and access to rare earth minerals has been used in the past and could be used in the future as a geopolitical tool in trade negotiations between the United States and China. In addition, China has responded, seemingly in retaliation to tariffs on imported goods, by announcing antitrust probes against certain U.S. technology companies. While we are not currently the subject of such an antitrust probe, there can be no assurance that such a probe will not be initiated in the future, which may result in substantial costs and may divert our attention and resources. While we do not expect these announced restrictions to materially impact us, any export restrictions reducing our ability to conduct business can adversely impact our revenues, profits and results of operations.

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security (the “BIS”), has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied, and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the BIS released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 include new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023 impose additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds. In January 2025, the AI Diffusion Rule was issued. Then in May 2025, the BIS said it intends to cancel the AI Diffusion Rule and release new rules. While we do not currently expect these new rules to materially impact us due to the fact that we were not materially impacted by the prior AI Diffusion Rule, the BIS announcement creates uncertainty about what products, technologies, or software might be covered by future rules. Export restrictions reducing our sales of products to China, have in the past and may in the future adversely impact our revenues, profits and results of operations.

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

The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, on May 14, 2024, the Biden administration announced new tariffs on certain goods to encourage China to eliminate unfair trade practices regarding technology transfer, intellectual property, and innovation. The Biden administration directed increases in tariffs on a significant amount of imports from China across certain strategic sectors including semiconductors. As a result, the tariff rate on certain types of semiconductors increased from 25% to 50% in 2024. In addition, the Trump administration announced new tariffs on imports from many countries including Canada, China and Mexico. These new tariffs are not expected to have a direct impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 77% and 74% of our net revenue in the three months ended November 1, 2025 and November 2, 2024, respectively.

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

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities. For example, on August 14, 2025, the Company sold its automotive ethernet business to Infineon Technologies AG for $2.5 billion in an all-cash transaction. In addition, on December 2, 2025, the Company announced its intent to acquire Celestial AI Inc. as discussed in more detail in “Note 13 – Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. This strategy, and our willingness to use cash to pay for acquisitions, may be adversely impacted by high or increasing interest rates.

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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from several potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, nation state advanced persistent threats, misconfigurations, third-party cloud or SaaS outages, vendor errors causing operational interruptions, insider threats or other events. Cyber-attacks may include phishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, zero day vulnerabilities and undisclosed security flaws exploited by threat actors, nation-state cyber attacks, supply chain and third-party cyber-attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor, accelerate reconnaissance and exploit development, or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool, such as AI generated source code or configurations, that are insecure or contain malicious artifacts.

We have implemented cybersecurity processes taking guidance from recognized cybersecurity frameworks to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective across all environments, including those operated under shared-responsibility models with certain cloud and SaaS providers. See Item 1C, “Cybersecurity” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for additional information about our cybersecurity processes.

We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine and the armed conflict in Israel and the Gaza Strip, and other regional tensions affecting the semiconductor supply chain. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs to implement, maintain and/or update security systems we believe are necessary to protect our information systems, to recover and restore operations and after an incident, and to meet legal, regulatory, contractual, and disclosure obligations, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures on a timely basis.

Our business also requires us to work with and in some cases to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with these third parties and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third-party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws. In addition, we may be subject to losses of access to all or part of our systems because of our use of third-party services or software, which losses may not always be the result of malicious activity, and we cannot guarantee that any such future outages will not materially impact the Company.

To the extent that any system failure, accident or security breach results in material disruptions or interruptions to our operations, or those of our customers, suppliers and manufacturing and other business partners, or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected. Such events could also trigger regulatory inquiries, notification and disclosure obligations, contractual penalties, or delays in product development, tape-out, or shipments.

WE ARE SUBJECT TO RISKS RELATED TO OUR DEBT OBLIGATIONS

Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of November 1, 2025, we had a total of $4.5 billion debt outstanding, which consisted of senior notes outstanding. Our Revolving Credit Facility was amended and restated in June 2025 (the “2025 Revolving Credit Facility” or the “2025 Credit Agreement”). We may borrow up to $1.5 billion under the 2025 Revolving Credit Facility. As of November 1, 2025, the 2025 Revolving Credit Facility was undrawn.

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
•exposing us to interest rate risk to the extent of our variable rate indebtedness, particularly in the event of high or rising interest rates; and

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. As such, the income from all of our foreign subsidiaries continues to be subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”) regime (which has been recharacterized as the Net Controlled Foreign Corporation (“CFC”) Tested Income regime, beginning in fiscal 2027). Our tax provision for the November 1, 2025 period includes the estimated impact of the 2025 Tax Act. This legislation could significantly affect our future financial results, including our earnings and cash flows.

President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduced a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. As a result of the ASR Agreement, the Company anticipates paying additional federal taxes in fiscal 2026 due to the 1% excise tax on net share repurchases. While we are not generally subject to significant taxes under the IRA, it is possible that in the future, they could significantly affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the U.S. on a side-by-side system that would exempt U.S. parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

We had approximately $11.1 billion of goodwill and $2.0 billion of acquired intangible assets on our unaudited condensed consolidated balance sheets as of November 1, 2025. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

GENERAL RISK FACTORS

We depend on highly skilled employees to support our business operations. If we are unable to retain and motivate our current employees or attract additional qualified employees, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled, engineering, managerial, sales and marketing employees. The loss of such employees could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The competition for qualified employees with significant experience in the management, design, development, manufacturing, marketing and sales of semiconductor solutions particularly those with emerging expertise in AI-related technologies and persistent demand for analog engineering experience has been intense over the last few years, both in the Silicon Valley and in global markets in which we operate. Our inability to attract and retain qualified employees, including executive officers, hardware and software engineers and sales and marketing employees, could delay the development and introduction of, impact our ability to fulfill commitments to customers for, and harm our ability to sell, our products. In addition, if we are unable to fulfill our customer commitments in a timely manner, we may also lose future business relationships or otherwise experience negative consequences. Despite recent layoffs in the technology sector, competitors for talent increasingly seek to hire our employees and executive officers (for example, our former President, Products and Technologies was hired by another semiconductor company in fiscal 2026), and the increased availability of work-from-home arrangements has both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees and as a result we issue stock-based awards, such as restricted stock unit awards, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees may be weakened, which could harm our results of operations.

Changes to U.S. immigration and export policies that restrict our ability to attract and retain technical employees may negatively affect our research and development efforts. In addition, changes in employment-related laws applicable to our workforce practices may also result in increased expenses and less flexibility in how we meet our changing workforce needs.

In addition, as a result of our past and any future acquisitions and related integration activities, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other employees.

We adopted a policy requiring employees to return to working full time in the office as of June 2, 2025. Many companies, including companies that we compete with for talent, have adopted plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified employees if potential or current employees prefer these policies. In addition, as a result of our full time in the office work environments, we expect to face challenges in retention of employees who prefer work from home policies.

There can be no assurance that we will continue to declare cash dividends or effect stock repurchases in any particular amount or at all, and statutory requirements may require us to defer payment of declared dividends or suspend stock repurchases.

On September 24, 2025, we announced that our Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of November 1, 2025, there was $5.7 billion remaining available for future stock repurchases under the prior authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended November 1, 2025.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended November 1, 2025 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
August 3, 2025 to August 30, 2025	—	$—	—	$2,034.5
August 31, 2025 to September 27, 2025
Other repurchases	4.3	$69.31	4.3	$6,734.5
Accelerated share repurchase	10.7	(3)	10.7	$5,734.5
September 28, 2025 to November 1, 2025	—	$—	—	$5,734.5
Total	15.0		15.0

(1)The monthly periods presented above for the three months ended November 1, 2025, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1.0 billion stock repurchase plan with no fixed expiration. On October 16, 2018, we announced that our Board of Directors authorized a $700.0 million addition to the balance of our existing stock repurchase plan. On March 7, 2024, we announced that our Board of Directors authorized a $3.0 billion addition to the balance of our existing stock repurchase program. On September 24, 2025, we announced that our Board of Directors authorized a $5.0 billion addition to the balance of our existing stock repurchase program. Our existing stock repurchase program had approximately $5.7 billion of repurchase authority remaining as of November 1, 2025.We intend to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.
(3)On September 24, 2025, pursuant to the ASR Agreement, we made an upfront payment of $1.0 billion and received initial delivery of approximately 10.7 million shares of our common stock, which represented a portion of the prepayment amount. The final number of shares to be delivered upon settlement of the ASR Agreement will be based on the volume-weighted average price of our common stock during the term, less an agreed-upon discount. Subsequent to quarter end, the ASR Agreement was partially settled, and we received an additional delivery of 0.5 million shares.

Item 5. Other Information

(c) Trading Plans

In the third quarter of fiscal 2026, the following trading plans intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Matthew J. Murphy	Chairman and Chief Executive Officer	Terminated	9/11/2025	9/15/2025	3/18/2026	Sales	50,000
Matthew J. Murphy	Chairman and Chief Executive Officer	Adopted	9/12/2025	12/15/2025	6/17/2026	Sales	50,000
Matthew J. Murphy	Chairman and Chief Executive Officer	Terminated	9/24/2025	12/15/2025	6/17/2026	Sales	50,000
Sandeep Bharathi	President, Data Center Group	Terminated	9/24/2025	10/16/2025	1/23/2026	Sales	36,460
Willem Meintjes	Chief Financial Officer	Terminated	9/24/2025	10/17/2025	10/15/2026	Sales	33,000

(1)Vesting of any future performance shares are estimated based on target achievement.
(2)If the plan covers “net” vested shares, then the current tax rate has been applied.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Fourth Supplemental Indenture, dated as of June 30, 2025, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	6/30/2025

4.14	Form of Global Note for the 4.750% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	6/30/2025

4.15	Form of Global Note for the 5.450% Senior Notes due 2035 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	6/30/2025

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Second Amended and Restated Revolving Credit Agreement, dated as of June 30, 2025, among Marvell Technology, Inc., the lenders party thereto, and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.1	6/30/2025

10.3#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.3.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.3.2.1#	Updated Election Deferral Form	10-K	001-40357	10.5.2.1	3/12/2025

10.3.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.3.4#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as updated March 2025	10-Q	001-40357	10.5.3.2	5/30/2025

10.3.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.3.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.3.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.3.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.3.9#	Form of Grant Notice for Restricted Stock Units under the 1995 Stock Option Plan	10-Q	001-40357	10.3.9	8/29/2025

10.3.10#	Form of Special Equity Award Relative TSR and EPS RSU Grant Notice July 2025	10-Q	001-40357	10.3.10	8/29/2025

10.4#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.4.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.5#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.5.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.6#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.7#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.8#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.9#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.10#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.11#	Fiscal 2026 Named Executive Officer Compensation	10-Q	001-40357	10.13	5/30/2025

10.12#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2025	10-Q	001-40357	10.12	8/29/2025

10.13	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.14#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.15#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.16#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.17	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.18#	Non-Qualified Deferred Compensation Plan	10-K	001-40357	10.21	3/12/2025

10.19	Underwriting Agreement, dated June 23, 2025, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	6/30/2025

10.20#	Senior Executive Retirement Program dated May 28, 2025	10-Q	001-40357	10.20	8/29/2025

10.21	Offer Letter for Sandeep Bharathi				Filed herewith

19	Insider Trading Prohibition Policy and Guidelines	10-K	001-40357	19	3/12/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: December 3, 2025	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)