Form 10-K
period 2026-01-31
Marvell Technology, Inc.
filed 2026-03-11
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $64,119,895,583 based upon the closing price of $74.45 per share on the Nasdaq Global Select Market on August 1, 2025 (the last business day of the registrant’s most recently completed second quarter).
As of March 4, 2026, there were 874.3 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the Data Center and Communications markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to our dependence on a few customers for a significant portion of our revenue, particularly as our major customers comprise an increasing percentage of our revenue, as well as risks related to a significant portion of our sales being concentrated in the data center end market, and risks related to the gain or loss of design wins with our key customers;
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions, as well as risks related to global economic conditions such as the current armed conflict in Israel and the Middle East;
•risks related to the potential impact of AI on our business model and products;
•risks related to tariffs and trade restrictions with China and other foreign nations including risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions, vertically integrate which may reduce the need for our products, or acquire fully developed solutions from third parties;
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

Additional factors which could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1. Business

Our Company

Marvell Technology, Inc., together with its consolidated subsidiaries (“Marvell,” “MTI,” the “Company,” “we,” or “us”) is a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless supplier of high-performance semiconductor products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center and communications and other end markets.

We currently are incorporated in Delaware, United States. Our corporate headquarters is 1000 N. West Street, Suite 1200 Wilmington, Delaware 19801, and our telephone number is (302) 295-4840. We also have operations in many countries, including Argentina, China, India, Israel, Japan, Singapore, South Korea, Taiwan and Vietnam. Our fiscal year ends on the Saturday nearest January 31.

Recent Developments

On August 14, 2025, we completed the sale of our automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. In connection with the transaction, during the third quarter of fiscal 2026, we recorded a pre-tax gain on sale of $1.8 billion.

Subsequent to our fiscal 2026 year end, on February 2, 2026, we completed the previously announced acquisition of Celestial AI, Inc. (“Celestial”), a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect. The acquisition of Celestial is expected to accelerate our connectivity strategy for next-generation AI and cloud data centers. At acquisition close, we paid approximately $1.3 billion in cash (or $1.0 billion, net of cash acquired of approximately $300.0 million) and issued approximately 24.5 million shares of our common stock. Contingent on the achievement of specified revenue milestones, we may be required to pay additional cash and issue additional shares of our common stock through fiscal 2029.

Subsequent to our fiscal 2026 year end, on February 10, 2026, we completed the previously announced acquisition of XConn Technologies Holdings, Ltd. (“XConn”), a provider of advanced PCIe and CXL switching silicon, which expands our switching portfolio and augments our Ultra Accelerator LinkTM (“UALinkTM”) scale-up switch team. At acquisition close, we paid approximately $280.0 million in cash and issued approximately 2.1 million shares of our common stock.

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

Our Markets and Products

Our product solutions serve two end markets: (i) data center and (ii) communications and other. These markets and their corresponding customer products and applications are noted in the table below:

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

Communications and other
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
•Advanced driver-assistance systems (“ADAS”)*
•Autonomous vehicles (“AV”)*
•In-vehicle networking*
•Industrial ethernet switches
•United States military and government solutions
•Video surveillance

* These customer products and applications were divested as part of the automotive ethernet business sale on August 14, 2025.

Beginning in the fourth quarter of fiscal 2026, we consolidated revenue previously reported separately as enterprise networking, carrier infrastructure, consumer and automotive/industrial end markets into a new communications and other end market, as shown below. The composition of our data center end market remains unchanged.

We categorize revenue from our two end markets by using a number of data points, including the type of customer purchasing the product, the function of our product being sold, and our knowledge of the end customer product or application into which our product will be incorporated. The categorization of products by end market is inherently subjective and can vary over time as a result of, for example, our knowledge of the ways in which our customers utilize our products.

We serve these two end markets with a broad portfolio of semiconductor solutions based on our compute, networking, security, interconnects, and storage technologies, which are essential and differentiating for these markets.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended
	January 31, 2026	% of Total	February 1, 2025	% of Total	February 3, 2024	% of Total
Data center	$6,100.3	74%	$4,164.2	72%	$2,216.7	40%
Communications and other	2,094.3	26%	1,603.1	28%	3,291.0	60%
Total	$8,194.6		$5,767.3		$5,507.7

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

Our current product offerings include custom Application Specific Integrated Circuits (“ASICs”), interconnects, ethernet solutions, fibre channel adapters, processors and storage controllers. In addition, we are developing Ultra Accelerator LinkTM (“UALinkTM”) switches and Ethernet for Scale-Up Networking (“ESUN”) switches for the emerging scale-out AI market. The acquisition of Celestial further extends our interconnect portfolio with the addition of their Photonic FabricTM solutions and XConn further extends our switch portfolio with the addition of their peripheral component interconnect express (“PCIe”) and compute express link (“CXL") switches.

Custom ASICs

We develop custom semiconductor solutions tailored to individual customer specifications that deliver system-level differentiation for next-generation artificial intelligence, data center, compute, networking, carrier, storage, aerospace and defense applications. These custom offerings are built on our proven ASIC platform which leverages a broad suite of differentiated Marvell intellectual property including ultra-high-speed SerDes, ARM compute, security, storage, silicon photonics and advanced packaging, including die to die interconnects, chiplets, co-packaged optics (“CPO”) and custom high-bandwidth memory (“HBM”). We have successfully executed multiple 5 nanometer (“nm”) designs in the last few years, and are progressing through 3nm designs now and developing our advanced 2nm generation platform.

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

Our CPO solutions leverage advanced silicon photonics technology, integrating hundreds of components such as waveguides, modulators, photodetectors, modulator drivers, trans-impedance amplifiers, microcontrollers, and various passive components into a single, unified device. This integration enhances performance, bandwidth, and energy efficiency for optical connectivity. Our CPO solutions are designed for next-generation data center compute and connectivity applications, enabling high-bandwidth, low-latency connections. Additionally, our LPO chipsets, comprising of optimized TIAs and laser drivers, address next-generation short-reach, compute fabric connectivity requirements inside AI data centers for connections that have a predictable and controlled channel. LPO modules enabled by our chipsets provide higher bandwidth and greater reach than copper cable interconnects, with optimal latency and power consumption.

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

We have added Photonic FabricTM solutions from the acquisition of Celestial AI. Our solutions are purpose-built for scale-out networking enabling large AI clusters to scale both within and across racks using a high-bandwidth, low latency, low power and cost-effective optical fabric. In addition to exceptionally low power consumption, our solutions provide nano-second-class latency and excellent thermal stability which enable deeper levels of optical interconnectivity into merchant and custom GPUs, CPUs, and switch systems. Our first-generation product is a Photonic FabricTM chiplet, which integrates all the required electrical and optical components, including drivers, TIAs, equalizers, SerDes, microcontrollers, modulators, photodiodes, and waveguides, into a compact form factor.

Ethernet Solutions

We offer a broad portfolio of Ethernet solutions spanning controllers, network adapters, physical transceivers and switches. Our Ethernet solutions address a wide variety of end-customer data infrastructure products from small, high-reliability sub-systems to large, high-performance modular enterprise and data center solutions.

Our Prestera and Teralynx® Ethernet switches integrate market-optimized innovative features, such as advanced tunneling and routing, high throughput forwarding, and packet processing that make networks more effective at delivering content with low latency and high reliability. Our comprehensive Ethernet switch portfolio addresses enterprise campus, enterprise data center, industrial, carrier, cloud and AI system applications. The feature-rich Prestera® switch portfolio includes silicon optimized for each market and use case, with capacities ranging from 12Gbps to 12.8Tbps. The high-bandwidth Teralynx switch portfolio is optimized for cloud data centers, with capacities up to 51.2Tbps, and beyond.

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

Scale-Up Switches

To address increased performance and fabric-scaling demands of AI datacenter scale-up networking, we are committed to develop new classes of UALinkTM and ESUN switch fabrics, which leverage our high-bandwidth Teralynx switch architecture and advanced 224G SerDes technology. These classes of scale-up switches are architected to provide extreme bandwidth, low power, ultra-low latency and high radix port counts, enabling both CPC and CPO inter and intra rack connectivity needed for next generation, compute intensive AI centric fabric architecture.

PCIe and CXL Switches

With the acquisition of XConn, we have expanded our portfolio to include a complete suite of PCIe and CXL connectivity solutions, spanning both re-timers and high-performance switches. While PCIe switching has long been foundational to traditional computing architectures, it is now evolving into a critical enabler for multi-host connectivity, composable infrastructure, and rack-scale accelerator expansion. In parallel, CXL has become essential for memory pooling, coherency, and disaggregation, addressing the substantial memory bandwidth and capacity demands of large-scale AI models. Our high radix PCIe and CXL switches, derived from XConn’s advanced fabric architecture, are built on an ultra-latency fabric architecture that supports both multi-level switching and flexible fabric topology (mesh, dragonfly, 3D torus) enabling cache-coherent connectivity extended across racks.

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

Storage Controllers

We offer a broad portfolio of storage controllers for hard disk drives (“HDDs”) and solid-state-drives (“SSDs”) across all high-volume markets. Our Bravera controllers integrate several key Marvell technologies spanning compute, networking, security and storage. These key technologies enable our controllers to be optimized performance-power solutions and to help our customers’ high-efficient storage products. Our Bravera HDD controllers integrate Marvell’s industry-leading read channel technologies to enable higher volumetric densities at low power profiles and are being used by all the current HDD makers. Our technology density and power differentiators are critical for addressing the fast-growing high-capacity, nearline HDD data center and enterprise markets. To further enhance our Bravera HDD controller differentiation and value propositions, we offer customers preamplifier products as part of a chipset with our HDD controllers, seeking to increase our customers’ product efficiencies. Our Bravera HDD controllers support all the high-volume host system interfaces, including Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (“SAS”), which are critical for the data center and enterprise markets.

Our Bravera SSD controller products leverage our strong HDD controller know-how and system-level expertise. We integrate several of our Bravera HDD controller IPs with our flash technologies to deliver optimal solutions for data center, enterprise and client computing markets. Our Bravera SSD controller products integrate hardware and firmware components to help accelerate our customers’ time to market and maximize the capabilities of our solutions. Like our HDD controllers, our SSD controllers support all the high-volume SSD host system interfaces, including SAS, SATA, PCIe, non-volatile memory express (“NVMe”) and NVMe over Fabrics (“NVMe-oF”).

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

Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Direct Customer:
Customer A	14%	13%	*

Distributor:
Distributor A	37%	34%	24%
*Less than 10% of net revenue.

We continue to monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

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

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed to the development of high-performance analog, mixed-signal, digital signal processing and accelerated compute circuits based on known microprocessor architectures with highest performance and lowest power consumption. We devote a sizable portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that are intended to enable high-performance, reliable communications over a variety of physical transmission media including silicon photonics and opto-electronics. We are focused on incorporating functions currently provided by stand-alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs. Our portfolio of products is based on foundational intellectual property on leading edge Advanced CMOS processes in 5nm, 3nm, 2nm and 1.4nm (A14 node). We are developing advanced products at 2nm, 1.4nm, and smaller geometries featuring gate-all-around transistor design and will leverage innovations in the areas of back side power delivery in 1.4nm. Advanced packaging technologies are also critical for reducing and optimizing overall system costs. Advanced packaging techniques like Chip on Wafer on Substrate (“CoWoS”), Integrated fanout (“InFo”), Embedded Interconnect Bridge (“EMIB”) along with advanced substrates, thermal solutions enable large 2.5D/3D/3.5D interposers for complex accelerated compute ASICs.

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

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property (“IP”). We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of January 31, 2026, we have over 10,000 issued patents and pending patent applications in the United States and other countries, covering various aspects of our technology. The expiration of our patents ranges from 2026 to 2046, and none of the patents expiring in the near future are expected to be material to our IP portfolio as we are not substantially dependent on any single patent or group of related patents. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.

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

Companies that compete directly with our businesses include, but are not limited to, Advanced Micro Devices, Inc. (“AMD”), Alchip Technologies (“Alchip”), Astera Labs, Inc., Ayar Labs, Inc. (“Ayar Labs”), Broadcom Inc. (“Broadcom”), Cisco Systems, Inc. (“Cisco”), Credo Technology Group Holding Ltd, Intel Corporation, Global Unichip Corporation (“GUC”), Lightmatter, Inc. (“Lightmatter”), MACOM Technology Solutions Holdings, Inc., MediaTek Inc., Microchip Technology Inc., Montage Technology, Nvidia Corporation, NXP Semiconductors N.V., Phison Electronics Corporation, Qualcomm Incorporated (“Qualcomm”), Rambus, Inc., Ranovus Inc. (“Ranovus”), Realtek Semiconductor Corporation, Semtech Corporation, Silicon Motion Technology Corporation, and Socionext Inc. We expect increased competition in the future from both emerging and established companies, as well as from alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.

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

The Company employed 7,480 people as of January 31, 2026. Our employees are located across three geographical regions: 49% of employees are based in the Americas, 42% are in APAC (which includes India) and 9% are in EMEA.

Our Core Behaviors lay the foundation of our culture and are centered around four key aspects:

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

Attracting and Retaining the Best Talent

To enable the cutting-edge advances our sector requires, we have a range of programs to attract and retain the best talent. We invest in programs and partnerships that enable a strong pipeline of early career professionals. Our annual internship program has been a strong source of talent for our company. We also attract a diverse workforce through our university recruiting program, which helps us hire students across all degree levels from a number of universities around the world. This strategy helps provide us with a diversity of knowledge and thought to add to our culture of innovation.

We are actively focused on retaining our people through our rewards, benefits, employee engagement and development programs, as well as by fostering an inclusive culture and focusing on employee wellness and safety.

Our efforts at retention also include measuring and evaluating employee turnover rates. Our global voluntary turnover rate for fiscal 2026 was approximately 7%.

Growing and Developing Our People

We understand that employees are more likely to stay at companies that offer opportunities for growth and development. As a result, we offer extensive training, mentorship and mobility opportunities, no matter the path that employees wish to take. The majority of our employees are engineers and technical professionals, and we offer customized programs to this group of employees.

Inclusion

We strive to build a workplace where every individual feels valued, authentically themselves and empowered to contribute their unique insights and talents. Together, we create a thriving environment of belonging that drives innovation, collaboration and excellence.

Building a Great Place to Work

When employees are healthy and supported, they thrive and are ready to do their best work. We believe we can help by providing competitive benefits to sustain overall wellness. We are committed to providing safe and healthy workplaces for our employees, contractors and visitors, through a risk-based approach to identifying and addressing health and safety hazards.

Fostering Organizational and Team Health

We seek to listen to and engage with employees globally, because it offers us a chance to identify opportunities to enhance our culture. We measure levels of engagement through our annual Voice of the Employee Survey, and we use the results to understand employee needs and areas for improvement.

Climate Change

Addressing climate change-related issues is an important priority for Marvell and our stakeholders, in particular our customers.

Management is responsible for formulating and executing our climate strategy. Marvell also runs an executive-level Sustainability Committee to provide senior leadership and strategic guidance on sustainability, as well as Sustainability Working Groups who are responsible for gathering data, setting strategy and goals, and supporting disclosure efforts on material sustainability topics. Our President and Chief Operating Officer (“COO”) is the executive sponsor of the Thriving Organization – Environment Working Group and has overall responsibility at the executive level for climate strategy across our facilities globally. The COO is responsible for assessing and leading the management of climate-related risks and opportunities, elevating stakeholder concerns and guiding the implementation of climate-related policies, programs and disclosures. The COO is also a member of the Sustainability Committee. The COO works closely with the Chief Legal Officer, who raises issues to the Board as part of its sustainability updates, both in the Nominating and Governance Committee’s quarterly updates and in the annual update to the Board of Directors.

The majority of our GHG emissions are associated with the use phase of our products and generated from the energy consumed by data infrastructure systems deploying Marvell chips. With the expansion of AI systems and infrastructure and their rising energy demands, we can utilize our R&D and expertise in design and product innovation to offer our customers advanced, energy-efficient semiconductor solutions that deliver higher performance. Our focus on power efficiency of our products is both an environmental imperative and a key competitive advantage, as energy costs represent a substantial expense for our customers. We are also working collaboratively with our suppliers around greenhouse gas emission reduction to build climate resilience and to drive decarbonization at a value chain level, impacting the emissions of both our suppliers and customers.

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

•risks related to our ability to design, develop and introduce new and enhanced products, in particular in the Data Center and Communications markets, in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to our dependence on a few customers for a significant portion of our revenue, particularly as our major customers comprise an increasing percentage of our revenue, as well as risks related to a significant portion of our sales being concentrated in the data center end market, and risks related to the gain or loss of design wins with our key customers;
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions, as well as risks related to global economic conditions such as the current armed conflict in Israel and the Middle East;
•risks related to the potential impact of AI on our business model and products;
•risks related to tariffs and trade restrictions with China and other foreign nations including risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions, vertically integrate which may reduce the need for our products, or acquire fully developed solutions from third parties;
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

CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS

Unfavorable or uncertain conditions in the Data Center and Communications markets may cause fluctuations in our rate of revenue growth or financial results.

World-wide markets for our data center and communications related products may not evolve in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on our data center and communications products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the data center and communications markets evolve in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ need in these markets, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for data center and communication products are still evolving, demand for these products may be unpredictable and may vary significantly from one period to another. In addition, these markets may not develop as anticipated if AI training and inference costs drop dramatically due to customer adoption of less expensive alternative technologies. Further, the current level of capital expenditure (capex) on AI infrastructure may not be sustainable over the long term and a significant reduction in AI-related spending will likely harm our financial results. In addition, in the future our customers may decelerate or reallocate their capital expenditures for other uses, which could delay or reduce the demand for our products and negatively impact our revenue. In addition, rapidly evolving technologies, including AI, could change the business needs of our customers in the data center and communications markets in ways we are not yet able to predict. AI systems may make unforeseen or unintended discoveries that may disrupt our customers’ existing products, services, or business strategy and potentially render some of our customers current offerings and products obsolete which may have a material adverse effect on our revenue and profitability. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business” for additional risks related to export restrictions that may impact certain customers in the data center and communications markets.

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

We receive a significant amount of our revenue from a limited number of customers which are comprised of both distributors and direct customers. For example, during fiscal 2026, there were two customers (one distributor and one direct customer) whose revenues represented 10% or more of total net revenue. In addition, net revenue from our ten (10) largest customers, inclusive of our distributor and direct customers, represented 82% of our total net revenue for fiscal 2026. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with customers, the continued diversification of our customer base as we expand into new markets, adverse changes in the political and economic policies of the U.S. or other governments (such as changes in export policies), and natural disasters or other issues. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. For example, some of our large customers depend on rapid and continuous innovation and will select partners who can help them deliver innovation at their pace and if we are unable to deliver on these timelines we may miss significant business opportunities. To the extent one or more of our large customers experience financial challenges, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. See also, “Note 2 – Significant Accounting Policies - Concentration of Credit Risk and Significant Customers” of our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for information on our significant customers for the current reporting period.

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

Advances in artificial intelligence could disrupt our business model and materially adversely affect our results of operations and financial condition.

Rapid advances in artificial intelligence (“AI”) and machine learning (“ML”) technologies, including generative AI, could fundamentally alter the semiconductor industry and disrupt our business model and operations. AI-driven tools and platforms are increasingly being deployed across the integrated circuit (“IC”) development lifecycle, including in chip architecture design, electronic design automation (“EDA”), layout optimization, verification, testing, and process node development. If AI-enabled efficiencies substantially reduce the complexity, cost, or time required to design, develop, and manufacture semiconductor products, our competitive position could be materially and adversely affected.

AI-driven design tools may lower traditional barriers to entry in the semiconductor industry by enabling new market participants, including technology companies that have not historically engaged in chip design, to develop high-performance, custom semiconductor solutions in-house with reduced reliance on third-party chip suppliers. This trend toward internal chip development, sometimes referred to as "insourcing" or "vertical integration," could reduce demand for our products and erode our market share. In particular, large cloud computing providers, automotive original equipment manufacturers, and other technology-focused enterprises have already begun investing in proprietary chip design capabilities, and advancements in AI may accelerate this trend.

AI and ML technologies may enable our existing competitors to achieve design and manufacturing efficiencies that we are unable to match, thereby diminishing or eliminating our current technological or cost advantages. Competitors that more effectively integrate AI into their IC development workflows may be able to bring products to market faster, at lower cost, or with superior performance characteristics compared to our offerings. If we fail to adopt and integrate AI technologies into our own design and development processes at a pace consistent with or faster than our competitors, our products could become less competitive, which would have a material adverse effect on our revenue and profitability.

AI-generated efficiencies may compress product development cycles across the industry, which could shorten the useful commercial life of our existing products and reduce the return on our research and development investments. As AI tools enable more rapid iteration and optimization of chip designs, customers may expect faster product refresh cycles, placing additional pressure on our research and development resources and potentially leading to accelerated inventory obsolescence.

Our investment in AI-related capabilities may not yield the anticipated benefits. Developing, acquiring, or integrating AI-driven tools and talent into our operations will require significant capital expenditures and operational resources, and there is no assurance that these investments will generate a return sufficient to justify their cost. Additionally, the deployment of AI technologies in our design and manufacturing processes may introduce new and unforeseen risks, including design errors, security vulnerabilities, intellectual property concerns, and regulatory compliance challenges that could increase our costs, expose us to liability, or delay product launches. See also, “Costs related to defective products could have a material adverse effect on us” and “Cybersecurity risks could adversely affect our business and disrupt our operations” for additional information.

AI technologies may disrupt the broader semiconductor supply chain and ecosystem in ways that are difficult to predict. For example, AI-driven advances in chiplet-based architectures, advanced packaging, or novel materials science could render certain of our existing product lines, manufacturing processes, or intellectual property less valuable or obsolete. Furthermore, the increasing use of AI in semiconductor design raises complex and evolving questions around intellectual property ownership, patentability, and trade secret protection, and the legal frameworks governing these issues remain uncertain and may develop in ways that are unfavorable to our business. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete” for additional information.

We cannot predict the pace or trajectory of AI development or the extent to which AI-driven disruption will affect the semiconductor industry. If we are unable to anticipate and adapt to these changes in a timely and effective manner, our business, financial condition, results of operations, and competitive position could be materially and adversely affected.

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

We have in the past including in the first few quarters of fiscal 2023, and may in the future, experienced a number of industry-wide supply constraints. These supply challenges have in the past, and may in the future, limited our ability to fully satisfy demand for some of our products.

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

During the first few quarters of fiscal 2023, supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity, and specific wafer process node constraints resulted in increased lead times, inability to meet demand, and increased costs. Because of the geographic concentration of some of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets. Moreover, while the current armed conflict in Israel and the Middle East is not currently expected to have a material impact on us, we are unable to predict the full impact this conflict will have on us or our operations in Israel due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

Regulatory activity, such as tariffs, export controls and sanctions, economic sanctions, and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another country (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron Technology, Inc.’s products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. In addition, China has in the past and may in the future use export controls to restrict rare earth minerals, and access to rare earth minerals has been used in the past and could be used in the future as a geopolitical tool in trade negotiations between the United States and China. In addition, China has responded, seemingly in retaliation to tariffs on imported goods, by announcing antitrust probes against certain U.S. technology companies. While we are not currently the subject of such an antitrust probe, there can be no assurance that such a probe will not be initiated in the future, which may result in substantial costs and may divert our attention and resources. While we do not expect these announced restrictions to materially impact us, any export restrictions reducing our ability to conduct business can adversely impact our revenues, profits and results of operations.

Concerns that semiconductors are necessary for national security, manufacturing and critical infrastructure, as well as concerns of their potential use to restrict human rights, has led to increased U.S. export restrictions impacting sales of semiconductors and semiconductor technology to China or specific customers in China. While most of our products that are shipped to China are processed and placed into larger systems, after which they are distributed to customers in global markets outside of China, a small portion of our products are shipped into China and remain there. For example, the addition of certain companies to the Entity List, which places export restrictions on certain foreign persons or entities by the U.S. Department of Commerce’s Bureau of Industry and Security (the “BIS”), has dampened demand for our products. Due to the U.S. government restricting sales to certain customers in China, sales to some customers require licenses for us to export our products; however, in the past some of these licenses have been delayed or denied and there can be no assurances that requests for future licenses will be approved by the U.S. government. In addition, certain existing export licenses to China may be revoked due to changes in U.S. government policy. In February 2022, the U.S. National Science and Technology Council published an updated list of critical and emerging technologies, which includes semiconductors, as part of an ongoing effort to identify advanced technologies that are potentially significant to U.S. national security, which could result in more stringent export controls or a greater number of our products requiring a license for export to China. In addition, the BIS released new controls on the export of advanced computing and semiconductor manufacturing items to China as well as transactions related to supercomputer end-uses in China with the aim of addressing U.S. national security and foreign policy concerns. The regulations published in October 2022 included new restrictions on U.S. persons with respect to activities that are not subject to the Export Administration Regulations (“EAR”), which differs from the agency’s historical approach of controlling items that are subject to the EAR, and the regulations published in October 2023, November 2024, and January 2025 expanded the October 2022 rule imposing additional licensing requirements for exports to China (and certain other countries) of integrated circuits exceeding certain performance thresholds, expanding the jurisdiction of the EAR to more foreign made items in certain cases, amending the definition of advanced node, and adding further entities to the Entity List. In January 2025, the AI Diffusion Rule was issued. Then in May 2025, the BIS said it intends to cancel the AI Diffusion Rule and release new rules. The BIS announcement creates uncertainty about what products, technologies, or software might be covered by future rules. Export restrictions reducing our sales of products to China, have in the past and may in the future adversely impact our revenues, profits and results of operations.

In 2025, U.S. government interactions with U.S. semiconductor companies implied that as a condition to obtaining and maintaining export licenses for certain products and technologies destined for China, they remit to the U.S. government a fee equal to fifteen percent (15%) of the gross revenue derived from such China-related sales. In January 2026, BIS issued a new licensing policy related to chips from certain semiconductor companies, including a twenty-five percent (25%) tariff and other requirements. Historically, restrictions on sales to China were implemented by the U.S. government as national security measures that did not include revenue-sharing arrangements and export licensing was not tied to revenue sharing with the U.S. government. While these U.S. government actions did not impact Marvell, if such revenue sharing were to be imposed on our China-derived revenue, it could erode our gross margins, reduce our pricing flexibility, and potentially prompt us to curtail or discontinue sales in China.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, in 2025 and 2026, the current presidential administration announced new tariffs on imports from many countries including Canada, China and Mexico. These new tariffs have not had a significant impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, which may adversely impact our business.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 77% and 75% of our net revenue in fiscal 2026 and 2025, respectively.

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

For example, we are subject to risks related to armed conflict in Israel and the Middle East. We have employees in Israel. These employees may be impacted by: (1) disruptions to operations and business continuity, including physical damage or impaired access to company facilities, offices or technology, and disruptions in access to electricity, gasoline or water, and (2) workforce disruptions, including the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees in the conflict zone and restrictions on movement in areas subject to armed conflict. While these disruptions are not currently expected to have a material impact on us, at this time we are unable to predict the full impact this conflict will have on us and our employees in the future.

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

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring, investing in or merging with suitable companies, or divesting certain business lines, assets or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate or dispose of business lines, assets or activities if they are no longer in alignment with our operational strategy and priorities. For example, on August 14, 2025, the Company sold its automotive ethernet business to Infineon Technologies AG for $2.5 billion in an all-cash transaction. On February 2, 2026, we completed our acquisition of Celestial AI, Inc. and on February 10, 2026, we completed our acquisition of XConn Technologies. This strategy, and our willingness to use cash to pay for acquisitions, may be adversely impacted by high or increasing interest rates.

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

Any acquired business, technology, service or product could significantly underperform relative to our expectations. Our acquisitions may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. In addition, the use of our stock to finance, or partially finance, an acquisition such as in our acquisitions of Celestial AI and XConn Technologies, will result in an increase in the number of outstanding shares and will reduce the ownership percentage of each of our outstanding stockholders. With respect to the Celestial AI transaction, we may be required to issue additional shares of our common stock through fiscal 2029.

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner or at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business or other assets at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions, or parts of these transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other approvals; disputes or litigation; or difficulties obtaining financing for the transaction. In addition, such transactions are increasingly being subjected to regulatory review and other burdens, which could delay the closing of any transaction and greatly increase the costs related to such transaction. For example, in October 2024, the U.S. Federal Trade Commission announced new Hart-Scott-Rodino (“HSR”) rules that greatly expand disclosure requirements and require significantly more time to prepare filings. While these new HSR rules may have been overturned recently, if no stay or emergency relief is granted, the October 2024 rules will again become effective. In addition, there have been other recent changes to rules related to merger transactions such as requirements to file certain national security-related transactions with the U.S. Department of War and the announcement of new merger control filing requirements in California that will become effective in January 2027.

If we fail to complete a transaction, we may nonetheless have incurred significant expenses in connection with such transaction. Failure to complete a pending transaction may result in negative publicity and a negative perception of us among the investment community.

Our use of cash to fund our acquisitions, or partially fund our acquisitions in the case of Celestial AI and XConn Technologies, has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the financing agreements in connection with our outstanding indebtedness contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. See also, “We are subject to risks related to our debt obligations.”

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

We have not experienced a material information security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. We have not been penalized or paid any amount under an information security breach settlement over the last three years. Further, we annually assess our insurance policy and have determined not to purchase cyber related insurance. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine and the armed conflict in Israel and the Middle East, and other regional tensions affecting the semiconductor supply chain. While we have historically been successful in defending against the cyber-attacks and breaches mentioned above, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more material breaches of some extent in the future. We have incurred and may in the future incur significant costs to implement, maintain and/or update security systems we believe are necessary to protect our information systems, to recover and restore operations and after an incident, and to meet legal, regulatory, contractual, and disclosure obligations, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures on a timely basis.

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

As of January 31, 2026, we had a total of $4.5 billion debt outstanding, which consisted of senior notes outstanding. Our Revolving Credit Facility was amended and restated in June 2025 (the “2025 Revolving Credit Facility” or the “2025 Credit Agreement”). We may borrow up to $1.5 billion under the 2025 Revolving Credit Facility. As of January 31, 2026, the 2025 Revolving Credit Facility was undrawn.

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

The 2025 Credit Agreement and the Notes Indentures impose restrictions on our business.

The 2025 Credit Agreement and the Notes Indentures each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the 2025 Credit Agreement and the Notes Indentures. Our ability to meet the leverage ratio set forth in the 2025 Credit Agreement may be affected by events beyond our control.

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. As such, the income from all of our foreign subsidiaries continues to be subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”) regime (which has been recharacterized as the Net Controlled Foreign Corporation (“CFC”) Tested Income regime, beginning in fiscal 2027). Our tax provision for the January 31, 2026 period includes the impact of the 2025 Tax Act. This legislation could significantly affect our future financial results, including our earnings and cash flows.

President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduced a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. As a result of the accelerated share repurchase agreement (“ASR Agreement”), the Company anticipates paying $14.3 million in additional federal taxes in fiscal 2026, recorded as a reduction to stockholders’ equity, due to the 1% excise tax on net share repurchases. While we are not generally subject to significant taxes under the IRA, it is possible that in the future they could significantly affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. We are subject to legislation based on the OECD’s 15% global minimum tax regime which applies to the majority of countries in which we operate. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes could result from various items, including changes in tax laws or regulations, changes to court or administrative interpretations of tax laws, changes to our geographic mix of earnings, changes in the valuation of our deferred tax assets and liabilities, changes in valuation allowances on our deferred tax assets, discrete items, changes in our supply chain, and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to our future profitability and taxable income in Singapore, audit assessments, and changes in applicable tax law. Our current corporate effective tax rate may fluctuate significantly from period to period and is based on the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions.

WE ARE SUBJECT TO RISKS RELATED TO OUR ASSETS

We are exposed to potential impairment charges on certain assets.

We had approximately $11.1 billion of goodwill and $1.8 billion of acquired intangible assets on our consolidated balance sheet as of January 31, 2026. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, a restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce the investment in new product development in other end markets including the cancellation of certain future product releases. As a result, we were required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. We utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. We recognized $711.8 million of restructuring related charges during fiscal 2025. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Expectations, requirements and attention to sustainability matters may have an adverse effect on our business, financial condition and results of operations, and damage our brand and reputation.

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements including both voluntary and mandatory disclosure requirements that may impact how we and our business partners, suppliers and customers conduct business. While we have certain sustainability initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our Board of Directors, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. In addition, several U.S. states and the current presidential administration have enacted or proposed “anti-ESG” policies or legislation. If our sustainability practices are deemed to be in contradiction of such “anti-ESG” policies we could be subjected to government investigations or lawsuits that could negatively impact the Company and affect the price of our common stock. In addition, social activists have recently been successful in pressuring certain public companies to eliminate or cut back on their diversity, equity and inclusion initiatives and their sustainability initiatives. To the extent we are subject to such activism, it may require us to incur costs or may otherwise adversely impact our business.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (collectively referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 8 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of any material litigation matters in which we may be currently engaged.

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

On September 24, 2025, we announced that our Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of January 31, 2026, there was $5.5 billion remaining available for future stock repurchases under the prior authorization. See “Note 10 – Stockholders’ Equity” in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Additionally, on a quarterly basis, our Audit Committee receives reports from the Chief Information Officer, CSO, and other members of management. As part of its annual assessment, the Audit Committee evaluates significant risks related to our business including cybersecurity risks, and provides such information to our Board of Directors. Our Internal Audit team also reviews our cybersecurity governance and controls periodically.

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

To safeguard our systems, we regularly install and update anti-malware and endpoint detection and response software across IT-managed systems and workstations. These measures help detect and prevent malicious code from compromising our infrastructure.

We operate an internal Security Operations Center (SOC) responsible for continuous threat monitoring, detection, and response. To augment our capabilities, we engage select third-party providers to enhance our cybersecurity risk management and strategy. These partners provide specialized expertise, including advanced threat intelligence, security assessments, and forensic support as needed.

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

We, like other technology companies operating in the current environment, have experienced cybersecurity incidents, but in the last three years we have not experienced an incident which has been determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to “Cybersecurity risks could adversely affect our business and disrupt our operations” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties

The following table presents the approximate square footage of our significant owned and leased facilities as of January 31, 2026:

		(Square Feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	983,000	482,000
India	Research and design	—	418,000
Israel	Research and design	—	171,000
Singapore	Operations, and research and design	—	142,000
Vietnam	Research and design	—	99,000
Canada	Operations, and research and design	—	90,000
Taiwan	Research and design, and sales and marketing	—	63,000
Argentina	Research and design	—	50,000
	Total	983,000	1,515,000

(1)Lease terms expire in various years from 2026 through 2036; provided, however, that we have the option to extend certain leases past the current lease term. We have ceased-use lease facilities and subleased facilities of approximately 223,000 square feet in the United States that are excluded from the table above.

We also lease smaller facilities in various international locations, which are occupied by administrative, sales, design and field application personnel. Based on the potential for future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year and that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth.

Item 3. Legal Proceedings

The information set forth under “Note 8 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors” above.

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

As of March 4, 2026, the approximate number of record holders of our common stock was 392 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”) since January 30, 2021 through January 31, 2026. The graph compares a $100 investment on January 30, 2021 in our common stock with a $100 investment on January 30, 2021 in each index and assumes that any dividends were reinvested. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026
Marvell Technology, Inc.**	$100.00	$129.38	$86.77	$133.04	$223.01	$156.47
S&P 500	$100.00	$121.00	$112.98	$139.92	$172.78	$201.03
PHLX Semiconductor	$100.00	$115.77	$104.72	$156.21	$182.32	$293.24
**Information prior to April 20, 2021 is for Marvell Technology Group, Ltd.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.06 per share payable to holders of our common stock in each quarter of fiscal 2026, 2025 and 2024. As a result, we paid total cash dividends of $205.1 million in fiscal 2026, $207.5 million in fiscal 2025, and $206.8 million in fiscal 2024.

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

On December 2, 2024, the Company announced that it has expanded its strategic collaboration with a customer, and in connection therewith the Company and the customer entered into a warrant and related transaction agreement under which, among other things, the Company agreed to issue to an affiliate of the customer, a warrant (the “Fiscal 2025 Warrant”) to acquire up to 4.2 million shares (the “Fiscal 2025 Warrant Shares”) of Company common stock. Approximately 3.9 million Fiscal 2025 Warrant Shares vest based on Company revenue through January 5, 2030 from Customer purchases of Company products, indirectly or directly, of which approximately 2.7 million Fiscal 2025 Warrant Shares are for revenue from the Company’s custom artificial intelligence products and approximately 1.2 million Fiscal 2025 Warrant Shares are for revenue from the Company’s other products. The balance of the Fiscal 2025 Warrant Shares either vested upon issuance of the Fiscal 2025 Warrant or were subject to time-based vesting. Subject to certain conditions, including vesting, the Fiscal 2025 Warrant has a seven-year term and may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before December 2, 2031, at a purchase price per share of Common Stock equal to $87.77 (the “Fiscal 2025 Exercise Price”).

On December 2, 2025, in connection with the acquisition of Celestial AI, Inc., the Company entered into a warrant and related transaction agreement under which, among other things, the Company agreed to issue to an affiliate of a customer (the “Customer”), a warrant (the “Fiscal 2026 Warrant”) to acquire up to 1.0 million shares (the “Fiscal 2026 Warrant Shares”) of Company common stock. Approximately 1.0 million Fiscal 2026 Warrant Shares vest based on Company revenue through December 31, 2030 from Customer purchases of the Company’s photonic fabric products, indirectly or directly. Subject to certain conditions, including vesting, the Fiscal 2026 Warrant has a six-year term and may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before December 2, 2031, at a purchase price per share of Common Stock equal to $87.00 (the “Fiscal 2026 Exercise Price”).

For both the Fiscal 2026 Warrant Shares and Fiscal 2025 Warrant Shares, the exercise price and warrant shares issuable are subject to customary antidilution adjustments. The Fiscal 2026 Warrant Shares and Fiscal 2025 Warrant Shares have not been registered under the Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and rules and regulations of the U.S. Securities and Exchange Commission promulgated thereunder. After the issuance of the Fiscal 2025 Warrant, the customer sent the Company a notice of request to file a shelf registration statement in accordance with the terms of the transaction agreement.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended January 31, 2026 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
November 2, 2025 to November 29, 2025
Accelerated share repurchases	0.5	(3)	0.5	$5,734.5
November 30, 2025 to December 27, 2025
Accelerated share repurchases	0.5	(3)	0.5	$5,734.5
Other repurchases	0.8	$85.56	0.8	$5,671.0
December 28, 2025 to January 31, 2026	1.5	$90.05	1.5	$5,534.5
Total	3.3		3.3

(1)The monthly periods presented above for the three months ended January 31, 2026, are based on our fiscal accounting periods which followed a 4-4-5 week fiscal accounting period.
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
(3)On September 24, 2025, pursuant to the ASR Agreement, we made an upfront payment of $1.0 billion and received initial delivery of approximately 10.7 million shares of our common stock, which represented a portion of the prepayment amount. During the quarter ended January 31, 2026, the ASR Agreement was settled, and we received an additional 1.0 million shares. The cumulative repurchases under this ASR Agreement totaled 11.7 million shares at an average price of $85.21 per share.

From August 2010, when our Board of Directors initially authorized a stock repurchase program, through January 31, 2026, a total of 348.5 million shares have been repurchased under the Company’s stock repurchase program for a total $7.3 billion in cash and $5.5 billion remains available for future stock repurchases.
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

Overview

We are a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless supplier of high-performance semiconductor products with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise, as well as highly innovative security firmware, our solutions are empowering the data economy and enabling the data center and communications and other end markets.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week period is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2026 and fiscal 2025 each had a 52-week period. Fiscal 2024 had a 53-week period.

Net revenue in fiscal 2026 was $8.2 billion, 42% higher than net revenue of $5.8 billion in fiscal 2025. This was due to increases in sales from the data center end market by 46% and from the communications and other end market by 31%. The increase was partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Strong revenue growth from our data center market was driven by AI-related demand for our custom products and electro-optics portfolio. Additionally, following a period of inventory correction, we have continued to see revenue recovery in our communication and other end market growing significantly compared to fiscal 2025.

On August 14, 2025, we completed the sale of our automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. During the third quarter of fiscal 2026, we recorded a pre-tax gain on sale of $1.8 billion, which is included in interest income and other, net in the Consolidated Statements of Operations.

Subsequent to our fiscal 2026 year end, on February 2, 2026, we completed the previously announced acquisition of Celestial AI, Inc. (“Celestial”), a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect. The acquisition of Celestial is expected to accelerate our connectivity strategy for next-generation AI and cloud data centers. At acquisition close, we paid approximately $1.3 billion in cash (or $1.0 billion, net of cash acquired of approximately $300.0 million) and issued approximately 24.5 million shares of our common stock. Contingent on the achievement of specified revenue milestones, we may be required to pay additional cash and issue additional shares of our common stock through fiscal 2029.

Subsequent to our fiscal 2026 year end, on February 10, 2026, we completed the previously announced acquisition of XConn Technologies Holdings, Ltd. (“XConn”), a provider of advanced PCIe and CXL switching silicon, which expands our switching portfolio and augments our Ultra Accelerator Link (“UALinkTM”) scale-up switch team. At acquisition close, we paid approximately $280.0 million in cash and issued approximately 2.1 million shares of our common stock.

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

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. On September 24, 2025, we executed an accelerated share repurchase agreement (“ASR Agreement”) with a counterparty financial institution to repurchase shares of our common stock in exchange for an upfront payment of $1.0 billion. See “Note 10 – Stockholders’ Equity” in the Notes to Consolidated Financial Statements for additional information. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During fiscal 2026, we repurchased 26.6 million shares of our common stock for $2.0 billion. As of January 31, 2026, $5.5 billion remained available for future stock repurchases.

We returned $2.2 billion to stockholders in fiscal 2026 through $2.0 billion in repurchases of our common stock and $205.1 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $2.6 billion at January 31, 2026, which were $1.7 billion higher than our balance at February 1, 2025 of $948.3 million.

Sales and Customer Composition. We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 77% of our net revenue in fiscal 2026, 75% of our net revenue in fiscal 2025 and 70% of our net revenue in fiscal 2024. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, business combinations, restructuring, government incentives, income taxes, litigation, and other contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see “Note 2 – Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

Inventories. We value our inventory at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a reduction to the total carrying value of our inventory for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based primarily on our estimated forecast of product demand and production requirements. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand and judgment to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

Accounting for Income Taxes. We estimate our income taxes in the jurisdictions in which we operate. This process involves estimating our actual tax expense together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax laws and regulations in various jurisdictions, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that we will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be significantly different than the amounts previously included in our income tax expense and, therefore, could have a significant effect on our tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could significantly affect our tax liability and/or our effective income tax rate.

We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for, in our financial statements, additional taxes that we estimate to be required to be paid as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The significant jurisdictions in which we may be subject to examination by tax authorities throughout the world include Germany, India, Israel, Singapore, and the United States.

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

As of the last day of the fourth quarter of fiscal 2026, we performed our annual impairment assessment for testing goodwill. A quantitative assessment was performed. Based on our assessment, we determined there was no goodwill impairment.

Business Combinations. We allocate the fair value of the purchase consideration, including any contingent consideration, of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The accounting for business combinations requires management to make significant estimates and assumptions, especially with respect to the fair value of intangible assets and contingent consideration, in which we typically use the income approach methodology. Critical estimates used for the valuation of acquired intangible assets can include, but are not limited to, forecasted revenue, expenses, capital expenditures and other costs, and discount rates. Critical estimates used for the valuation of contingent consideration can include, but are not limited to, probability of achievement, stock price, performance period, volatility and other relevant assumptions. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Results of Operations

Years Ended January 31, 2026 and February 1, 2025

The following table sets forth information derived from our Consolidated Statements of Operations expressed as a percentage of net revenue:

	Year Ended
	January 31, 2026	February 1, 2025
Net revenue	100.0%	100.0%
Cost of goods sold	49.0	58.7
Gross profit	51.0	41.3
Operating expenses:
Research and development	25.3	33.9
Selling, general and administrative	9.4	13.8
Restructuring related charges, net	0.2	6.1
Total operating expenses	34.9	53.8
Operating income (loss)	16.1	(12.5)
Interest and other income (loss), net	21.1	(3.0)
Income (loss) before income taxes	37.2	(15.5)
Provision (benefit) for income taxes	4.6	(0.2)
Net income (loss)	32.6%	(15.3)%

Net Revenue

	Year Ended
	January 31, 2026	February 1, 2025	% Change in fiscal 2026

	(in millions, except percentage)
Net revenue	$8,194.6	$5,767.3	42.1%

Our net revenue for fiscal 2026 increased by $2.4 billion compared to net revenue for fiscal 2025. This was primarily due to a 46% increase in sales from the data center end market which benefited from strong AI-related demand. Sales from the communications and other end market also increased by 31%, which has continued to recover due to normalizing customer inventory levels and strong adoption of our products, partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Cost of Goods Sold and Gross Profit

	Year Ended
	January 31, 2026	February 1, 2025	% Change in fiscal 2026

	(in millions, except percentages)
Cost of goods sold	$4,013.9	$3,385.1	18.6%
% of net revenue	49.0%	58.7%
Gross profit	$4,180.7	$2,382.2	75.5%
% of net revenue	51.0%	41.3%

Cost of goods sold as a percentage of net revenue decreased for fiscal 2026 compared to fiscal 2025, which was primarily due to impairment charges of $357.9 million for acquired intangible assets, inventories, property and equipment, and other non-current assets associated with restructuring actions during fiscal 2025. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements for further information. The decrease in cost of goods sold as a percentage of net revenue was also due to better cost absorption driven by higher revenues, partially offset by a shift in product mix. As a result, gross margin for fiscal 2026 increased by 9.7 percentage points compared to fiscal 2025.

Research and Development

	Year Ended
	January 31, 2026	February 1, 2025	% Change in fiscal 2026

	(in millions, except percentages)
Research and development	$2,075.2	$1,950.4	6.4%
% of net revenue	25.3%	33.9%

Research and development expense increased by $124.8 million in fiscal 2026 compared to fiscal 2025. The increase was primarily due to higher overall spending to support our R&D initiatives, including advanced IP development and customer design win activity.

Selling, General and Administrative

	Year Ended
	January 31, 2026	February 1, 2025	% Change in fiscal 2026

	(in millions, except percentages)
Selling, general and administrative	$767.1	$798.2	(3.9)%
% of net revenue	9.4%	13.8%

Selling, general and administrative expense decreased by $31.1 million in fiscal 2026 compared to fiscal 2025. The decrease was primarily due to lower amortization expense for acquired intangible assets.

Stock-Based Compensation Expense

	Year Ended
	January 31, 2026	February 1, 2025

	(in millions)
Cost of goods sold	$49.2	$47.3
Research and development	409.0	395.6
Selling, general and administrative	132.6	154.5
Total stock-based compensation	$590.8	$597.4

Stock-based compensation expense declined slightly in fiscal 2026 compared to fiscal 2025. Stock-based compensation under selling, general and administrative decreased by $21.9 million, and research and development and cost of goods sold increased by $13.4 million and $1.9 million, respectively.

Restructuring Related Charges, Net

	Year Ended
	January 31, 2026	February 1, 2025

	(in millions, except percentages)
Restructuring related charges, net	$15.5	$353.9
% of net revenue	0.2%	6.1%

We recognized net restructuring related charges of $15.5 million in fiscal 2026 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 4 – Restructuring” in the Notes to Consolidated Financial Statements for further information.

Interest and Other Income (Loss), Net

	Year Ended
	January 31, 2026	February 1, 2025	% Change in fiscal 2026

	(in millions, except percentages)
Interest expense	$(202.6)	$(189.4)	7.0%
Interest income and other, net	1,926.3	15.0	*
Interest and other income (loss), net	$1,723.7	$(174.4)	*
% of net revenue	21.1%	(3.0)%
*Not meaningful.

We recognized interest and other income, net of $1.7 billion in fiscal 2026 as compared to interest and other loss, net of $174.4 million in fiscal 2025. The change was primarily due to the $1.8 billion gain on sale of our automotive ethernet business in the third quarter of fiscal 2026.

Provision (Benefit) for Income Taxes

	Year Ended
	January 31, 2026	February 1, 2025	% Change in fiscal 2026

	(in millions)
Provision (benefit) for income taxes	$376.5	$(9.7)	*
*Not meaningful.

The increase in our income tax expense for fiscal 2026 as compared to our income tax benefit for fiscal 2025 was driven by an increase in earnings, which includes the gain on the sale of our automotive ethernet business in fiscal 2026, against losses in fiscal 2025. The income tax expense for fiscal 2026 differs from the U.S. federal statutory tax rate of 21% as a result of foreign income inclusions in the U.S., a portion of our earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and changes in valuation allowance.

The income tax benefit for fiscal 2025 differs from the U.S. federal statutory tax rate of 21% as a result of foreign income inclusions in the U.S., a portion of our earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and deductions related to stock compensation.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. Our tax provision for the January 31, 2026 period includes the impact of the 2025 Tax Act. We will continue to evaluate the impact of the 2025 Tax Act on our income taxes.

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

We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. As a result of this legislation, our foreign earnings are generally subject to a minimum tax rate of 15%. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two, specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

We also continue to evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, see the information in Part I, Item 1A, “Risk Factors” under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 includes a discussion and analysis of our financial condition and results of operations for the year ended February 3, 2024 and year-to-year comparisons between the years ended February 1, 2025 and February 3, 2024 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and Capital Resources

Our principal source of liquidity as of January 31, 2026 consisted of approximately $2.6 billion of cash and cash equivalents, of which approximately $642.0 million was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. See “Note 12 – Income Taxes” in the Notes to Consolidated Financial Statements for further information.

As of January 31, 2026, we had total borrowings outstanding of $4.5 billion, consisting of senior notes outstanding, of which $499.8 million are due within twelve months.

During fiscal 2026, we repaid $590.6 million of the principal outstanding of the 5-Year Tranche Loan (“2026 Term Loan”).

On June 30, 2025, we entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. During the second quarter of fiscal 2026, we repaid $200.0 million on the 2025 Revolving Credit Facility that was outstanding from the first quarter of fiscal 2026. As of January 31, 2026, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

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

On August 14, 2025, we completed the sale of our automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. In the third quarter of fiscal 2026, we recorded a pre-tax gain on sale of $1.8 billion, which is included in interest income and other, net in the Consolidated Statements of Operations.

Subsequent to our fiscal 2026 year end, in February 2026, we completed the previously announced acquisitions of Celestial and XConn in which we paid $1.3 billion (or $1.0 billion, net of cash acquired of approximately $300.0 million) and $280.0 million in cash, respectively. We also issued shares of our common stock of approximately 24.5 million shares for Celestial, and approximately 2.1 million shares for XConn. For the Celestial acquisition, contingent on the achievement of specified revenue milestones, we may be required to pay additional cash and issue additional shares of our common stock through fiscal 2029. See “Note 16 – Subsequent Events” in the Notes to Consolidated Financial Statements for discussions of the acquisitions.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the year ended January 31, 2026, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 15 – Supplemental Financial Information” in the Notes to Consolidated Financial Statements for additional information.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.8 billion for fiscal 2026 compared to net cash provided by operating activities of $1.7 billion for fiscal 2025. We had a net income of $2.7 billion adjusted for the following non-cash items: gain on sale of our automotive ethernet business of $1.8 billion, amortization of acquired intangible assets of $942.0 million, stock-based compensation expense of $590.8 million, depreciation and amortization of $348.6 million, deferred income tax of $42.2 million, restructuring related gains of $14.0 million, and $109.5 million net loss from other non-cash items. Cash outflow from working capital of $1.1 billion for fiscal 2026 was primarily driven by increases in accounts receivable, inventories, and prepaid expenses and other assets, partially offset by increases in accrued liabilities and other non-current liabilities, and accounts payable. The increase in accounts receivable was primarily due to higher sales in the last two months of fiscal 2026. The increase in inventories is aligned with expected revenue growth. The increase in prepaid expenses and other assets was primarily driven by higher prepaid ship and debits due to higher inventory balances at distributors, and from receivables for government incentives earned. The increase in accrued liabilities and other non-current liabilities was primarily driven by an increase in income taxes payable mainly from taxes on gain from sale of business, and higher ship and debit claims accrual. The increase in accounts payable was primarily due to the timing of payments.

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

Cash Flows from Investing Activities

Net cash provided by investing activities of $2.1 billion in fiscal 2026 was primarily driven by net proceeds from sale of our automotive ethernet business of $2.5 billion, and proceeds from sales of property and equipment of $27.4 million, partially offset by purchases of property and equipment of $354.1 million.

Net cash used in investing activities of $300.7 million in fiscal 2025 was primarily driven by the purchases of property and equipment of $284.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $2.2 billion in fiscal 2026 was primarily attributable to $2.0 billion repurchases of common stock, $790.6 million repayment of debt principal, $240.7 million for tax withholding payments on behalf of employees for net share settlements, $205.1 million for payment for our quarterly dividends, and $128.3 million payments on technology license obligations. These outflows were partially offset by $1.2 billion in proceeds from borrowings and $78.7 million in proceeds from the issuance of our common stock under our equity incentive plans.

Net cash used in financing activities of $1.4 billion in fiscal 2025 was primarily attributable to $725.0 million repurchases of common stock, $274.9 million for tax withholding payments on behalf of employees for net share settlements, $207.5 million for payment for our quarterly dividends, $153.6 million payments on technology license obligations, and $109.4 million repayment of debt principal. These outflows were partially offset by $87.6 million in proceeds from the issuance of our common stock under our equity incentive plans.

Recent Accounting Pronouncements

See “Note 2 – Significant Accounting Policies - Recent Accounting Pronouncements” in our Notes to Consolidated Financial Statements.

Related Party Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at January 31, 2026, aside from cash and cash equivalents.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marvell Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventories – Excess and Obsolete Inventory – Refer to Note 2 and 15 to the financial statements.

Critical Audit Matter Description

Inventories are stated at the lower of cost or net realizable value. The Company records a reduction to the carrying value of inventory that is determined to be excess, obsolete or unsellable based upon assumptions about future demand and market conditions. As of January 31, 2026, the Company’s consolidated inventories balance was $1,388.0 million.

We identified inventory valuation as a critical audit matter because of the significant assumptions management makes with regard to estimating the net realizable value of inventories, specifically, forecasted demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimate of forecasted demand.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of forecasted demand used in the determination of excess and obsolete inventories included the following, among others:

•We tested the effectiveness of internal controls over the excess and obsolete inventory analysis, including internal controls designed to review and approve estimates of forecasted demand.

•We evaluated management’s ability to accurately estimate future demand by comparing estimates made in prior periods to the subsequent actual results for those same periods.

•We made inquiries of business unit managers throughout the period as well as executives, sales and marketing, and operations personnel about the expected product life cycles and product development plans and historical demand by product and compared expectations to actual developments over the period.

•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g., historical demand, contracts, communications with customers, market conditions) to the Company’s forecasted demand.

•We considered, when relevant, the existence of contradictory evidence based on reading of internal financial and operational information used by management and the board of directors, Company press releases, and analysts’ reports, as well as our observations and inquiries as to changes within the business and evidence obtained through other areas of the audit.

/s/ Deloitte & Touche LLP
San Jose, California
March 11, 2026
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,638.8	$948.3
Accounts receivable, net	2,186.6	1,028.4
Inventories	1,388.0	1,029.7
Prepaid expenses and other current assets	247.2	113.9
Total current assets	6,460.6	3,120.3
Property and equipment, net	935.0	790.5
Goodwill	11,062.2	11,586.9
Acquired intangible assets, net	1,754.7	2,710.6
Deferred tax assets	345.9	401.2
Other non-current assets	1,726.9	1,595.0
Total assets	$22,285.3	$20,204.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,073.8	$622.2
Accrued liabilities	1,337.1	972.6
Accrued employee compensation	309.8	302.5
Short-term debt	499.8	129.5
Total current liabilities	3,220.5	2,026.8
Long-term debt	3,970.8	3,934.3
Other non-current liabilities	785.6	816.4
Total liabilities	7,976.9	6,777.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 1.3 billion shares authorized; 847.3 and 866.0 shares issued and outstanding as of January 31, 2026 and February 1, 2025, respectively	1.7	1.7
Additional paid-in capital	12,950.9	14,534.1
Accumulated other comprehensive income	—	0.4
Retained earnings (Accumulated deficit)	1,355.8	(1,109.2)
Total stockholders’ equity	14,308.4	13,427.0
Total liabilities and stockholders’ equity	$22,285.3	$20,204.5
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net revenue	$8,194.6	$5,767.3	$5,507.7
Cost of goods sold	4,013.9	3,385.1	3,214.1
Gross profit	4,180.7	2,382.2	2,293.6
Operating expenses:
Research and development	2,075.2	1,950.4	1,896.2
Selling, general and administrative	767.1	798.2	834.0
Restructuring related charges, net	15.5	353.9	131.1
Total operating expenses	2,857.8	3,102.5	2,861.3
Operating income (loss)	1,322.9	(720.3)	(567.7)
Interest expense	(202.6)	(189.4)	(211.7)
Interest income and other, net	1,926.3	15.0	20.7
Interest and other income (loss), net	1,723.7	(174.4)	(191.0)
Income (loss) before income taxes	3,046.6	(894.7)	(758.7)
Provision (benefit) for income taxes	376.5	(9.7)	174.7
Net income (loss)	$2,670.1	$(885.0)	$(933.4)

Net income (loss) per share — basic	$3.10	$(1.02)	$(1.08)

Net income (loss) per share — diluted	$3.07	$(1.02)	$(1.08)

Weighted-average shares:
Basic	861.0	865.5	861.3
Diluted	869.7	865.5	861.3
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income (loss)	$2,670.1	$(885.0)	$(933.4)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	(0.4)	(0.7)	1.1
Other comprehensive income (loss), net of tax	(0.4)	(0.7)	1.1
Comprehensive income (loss), net of tax	$2,669.7	$(885.7)	$(932.3)
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balance at January 28, 2023	856.1	$1.7	$14,512.0	$—	$1,123.5	$15,637.2
Issuance of common stock in connection with equity incentive plans	11.9	—	99.2	—	—	99.2
Tax withholdings related to net share settlement of restricted stock units	—	—	(223.7)	—	—	(223.7)
Stock-based compensation	—	—	607.8	—	—	607.8
Repurchase of common stock	(2.5)	—	(150.0)	—	—	(150.0)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(206.8)	(206.8)
Net loss	—	—	—	—	(933.4)	(933.4)
Other comprehensive income	—	—	—	1.1	—	1.1
Balance at February 3, 2024	865.5	1.7	14,845.3	1.1	(16.7)	14,831.4
Issuance of common stock in connection with equity incentive plans	9.5	—	87.5	—	—	87.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(274.9)	—	—	(274.9)
Stock-based compensation	—	—	595.8	—	—	595.8
Repurchase of common stock	(9.0)	—	(725.0)	—	—	(725.0)
Vesting of common stock in connection with customer warrant	—	—	5.4	—	—	5.4
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(207.5)	(207.5)
Net loss	—	—	—	—	(885.0)	(885.0)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at February 1, 2025	866.0	1.7	14,534.1	0.4	(1,109.2)	13,427.0
Issuance of common stock in connection with equity incentive plans	7.9	—	78.7	—	—	78.7
Tax withholdings related to net share settlement of restricted stock units	—	—	(240.7)	—	—	(240.7)
Stock-based compensation	—	—	594.2	—	—	594.2
Repurchase of common stock, including excise tax	(26.6)	—	(2,054.4)	—	—	(2,054.4)
Vesting of common stock in connection with customer warrant	—	—	39.0	—	—	39.0
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(205.1)	(205.1)
Net income	—	—	—	—	2,670.1	2,670.1
Other comprehensive loss	—	—	—	(0.4)	—	(0.4)
Balance at January 31, 2026	847.3	$1.7	$12,950.9	$—	$1,355.8	$14,308.4
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash flows from operating activities:
Net income (loss)	$2,670.1	$(885.0)	$(933.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	348.6	304.3	299.8
Stock-based compensation	590.8	597.4	609.8
Amortization of acquired intangible assets	942.0	1,052.6	1,097.9
Restructuring related charges (gains), net	(14.0)	528.8	32.9
Deferred income taxes	42.2	(111.9)	150.8
Gain on sale of business	(1,830.4)	—	—
Other expense, net	109.5	65.9	54.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,158.2)	93.2	70.6
Prepaid expenses and other assets	(242.4)	3.4	(93.1)
Inventories	(389.8)	(230.0)	201.9
Accounts payable	299.3	181.5	(149.1)
Accrued employee compensation	(10.5)	43.5	18.3
Accrued liabilities and other non-current liabilities	393.3	37.5	9.2
Net cash provided by operating activities	1,750.5	1,681.2	1,370.5
Cash flows from investing activities:
Purchases of technology licenses	(4.5)	(7.0)	(13.9)
Purchases of property and equipment	(354.1)	(284.6)	(336.3)
Proceeds from sales of property and equipment	27.4	0.5	0.3
Acquisitions, net of cash acquired	—	(10.4)	—
Net proceeds from sale of business	2,478.6	—	—
Other, net	(49.6)	0.8	(0.6)
Net cash provided by (used in) investing activities	2,097.8	(300.7)	(350.5)
Cash flows from financing activities:
Repurchases of common stock	(2,040.1)	(725.0)	(150.0)
Proceeds from employee stock plans	78.7	87.6	99.2
Tax withholding paid on behalf of employees for net share settlement	(240.7)	(274.9)	(223.7)
Dividend payments to stockholders	(205.1)	(207.5)	(206.8)
Payments on technology license obligations	(128.3)	(153.6)	(150.3)
Proceeds from borrowings	1,198.6	—	1,295.3
Principal payments of debt	(790.6)	(109.4)	(1,622.5)
Other, net	(30.3)	(0.2)	(21.4)
Net cash used in financing activities	(2,157.8)	(1,383.0)	(980.2)
Net increase (decrease) in cash and cash equivalents	1,690.5	(2.5)	39.8
Cash and cash equivalents at beginning of the year	948.3	950.8	911.0
Cash and cash equivalents at end of the year	$2,638.8	$948.3	$950.8
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The Company

Marvell Technology, Inc., and its subsidiaries (the “Company”), is a leading supplier of data infrastructure semiconductor solutions, spanning the data center core to network edge. The Company is a fabless supplier of high-performance semiconductor with core strengths in developing and scaling complex System-on-a-Chip architectures, integrating analog, mixed-signal and digital signal processing functionality. The Company also leverages leading intellectual property and deep system-level expertise, as well as highly innovative security firmware. The Company’s solutions are empowering the data economy and enabling the data center and communications and other end markets. The Company is incorporated in Delaware, United States.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week period is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 had a 53-week period. Fiscal 2026 and fiscal 2025 each had a 52-week period. Certain prior period amounts have been reclassified to conform to current year presentation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

On August 14, 2025, the Company completed the sale of its automotive ethernet business to Infineon Technologies AG for $2.5 billion in cash. During fiscal 2026, the Company recorded a pre-tax gain on sale of $1.8 billion, which is included in interest income and other, net in the Consolidated Statements of Operations.

Note 2 — Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, business combinations, restructuring, government incentives, income taxes, litigation and other contingencies. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

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

The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. For customers, including distributors and direct customers, the Company performs ongoing credit evaluations of their financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and their current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for credit losses by considering factors such as historical experience, credit quality, reasonable and supportable forecasts, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

The Company’s accounts receivable was concentrated with four customers at January 31, 2026, who represented a total of 73% of gross accounts receivable, compared with four customers at February 1, 2025, who represented 72% of gross accounts receivable. This presentation is at the customer consolidated level.

Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Direct Customer:
Customer A	14%	13%	*

Distributor:
Distributor A	37%	34%	24%
*Less than 10% of net revenue.

The Company continuously monitors the creditworthiness of its distributor and direct customers, and believes these distributors’ sales to diverse end customers and geographies further serve to mitigate the Company’s exposure to credit risk.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations

The Company allocates the fair value of the purchase consideration, including any contingent consideration, of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Contingent consideration is recognized at fair value on the acquisition date. Liability-classified contingent consideration is remeasured at fair value at each reporting date, with changes recognized in earnings. Acquisition-related costs are expensed as incurred.

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

Comprehensive Income (Loss)

Comprehensive income (loss), net of tax is comprised of net income (loss) and net change in unrealized gains and losses on cash flow hedges for fiscal 2026, 2025 and 2024.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to income tax audits by the respective tax authorities in the jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with complex tax laws. The Company believes it has adequately provided for, in its financial statements, additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than its accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitations. The significant jurisdictions in which the Company may be subject to examination by tax authorities throughout the world include Germany, India, Israel, Singapore, and the United States.

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that the Company make certain estimates and judgments. Changes to these estimates or judgments may have a significant effect on the Company’s income tax provision in a future period.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government Incentives

The Company may receive grants from governments or governmental authorities as an incentive to invest or conduct business in a given jurisdiction. These government incentives are recognized when it becomes probable that the Company will comply with the conditions of the arrangement and that the incentive will be received. The Company has elected to reduce qualifying cost of sales and operating expenditures by the incentives earned, recognized in the same line item on the consolidated statements of operations for which the incentive is intended to compensate. For incentives related to the purchase of qualifying expenditures that are subject to capitalization, the Company has elected to reduce the cost basis of the underlying capitalized assets by the associated incentives and recognizes incentive benefits in the consolidated statements of operations in accordance with the cost recovery of the assets. Government incentives earned prior to being received are recognized in prepaid expenses and other current assets on the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

Accounting Pronouncement Recently Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve income tax disclosures to enhance transparency and decision usefulness of income tax disclosure. This standard results in enhanced cash tax and effective tax rate disclosures in the Notes to Consolidated Financial Statements. This standard became effective for the Company’s annual reporting for fiscal 2026 and the Company elected to adopt the standard on a prospective basis. "See “Note 12 – Income Taxes” for further information. The adoption of this standard did not have a significant effect on the Company’s results of operations or financial condition.

Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disaggregated disclosure of certain expense captions into specified categories in the notes to financial statements on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements that clarify and modernize the accounting for costs related to internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods, on either a prospective, retrospective, or modified basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes the accounting and presentation for government grants received by a business entity. This ASU will be effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. This ASU provides for adoption either on a modified prospective, modified retrospective, or retrospective basis. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

Beginning in the fourth quarter of fiscal 2026, the Company consolidated revenue previously reported separately as enterprise networking, carrier infrastructure, consumer and automotive/industrial end markets into a new communications and other end market, as shown below. The composition of our data center end market remains unchanged.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Year Ended January 31, 2026	% of Total	Year Ended February 1, 2025	% of Total	Year Ended February 3, 2024	% of Total
Net revenue by end market:
Data center	$6,100.3	74%	$4,164.2	72%	$2,216.7	40%
Communications and other	2,094.3	26%	1,603.1	28%	3,291.0	60%
	$8,194.6		$5,767.3		$5,507.7

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Year Ended January 31, 2026	% of Total	Year Ended February 1, 2025	% of Total	Year Ended February 3, 2024	% of Total
Net revenue based on destination of shipment:
China	$2,969.9	36%	$2,507.6	43%	$2,371.0	43%
Taiwan	1,657.3	20%	560.7	10%	161.9	3%
United States	1,174.1	14%	956.9	17%	795.6	14%
Other	2,393.3	30%	1,742.1	30%	2,179.2	40%
	$8,194.6		$5,767.3		$5,507.7
These destinations of shipment are not necessarily indicative of the geographic location of the Company’s end customers or the country in which the Company’s end customers sell devices containing the Company’s products. For example, a substantial majority of the product shipments the Company makes to China are for non-China based customers that have factories or contract manufacturing operations located within China and whose products are subsequently shipped out of China. Net revenue for individual countries included in Other did not exceed 10% of the Company’s net revenue for any of the fiscal periods presented.

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Year Ended January 31, 2026	% of Total	Year Ended February 1, 2025	% of Total	Year Ended February 3, 2024	% of Total
Net revenue by customer type:
Direct customers	$4,630.4	57%	$3,309.9	57%	$3,469.5	63%
Distributors	3,564.2	43%	2,457.4	43%	2,038.2	37%
	$8,194.6		$5,767.3		$5,507.7

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the year ended January 31, 2026, that was included in the deferred revenue balance at February 1, 2025 was not material.

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

Customer Warrants

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Fiscal 2025 Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Fiscal 2025 Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 0.7 million Fiscal 2025 Warrant Shares were vested as of January 31, 2026.

During fiscal 2026, the Company issued a warrant to a customer for the purchase of up to 1.0 million shares (“Fiscal 2026 Warrant Shares”) of the Company’s common stock at an exercise price of $87.00 per share. The warrant has an exercise term of six years and a vesting term of five years. The Fiscal 2026 Warrant Shares vest based on the customer’s achievement of qualifying product revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $53.02 per share and a total fair value of $55.4 million using the Black-Scholes option pricing model. None of the Fiscal 2026 Warrant Shares have vested as of January 31, 2026.

See “Note 11 – Equity Compensation and Employee Benefit Plans” for additional information.

Sales Commissions

The Company has elected to apply the practical expedient to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 4 — Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability.

The following table provides a summary of restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Restructuring related charges in cost of goods sold	$0.5	$357.9	$—
Restructuring related charges, net in operating expenses	15.5	353.9	131.1
Restructuring related charges included in net income (loss)	$16.0	$711.8	$131.1

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details related to the restructuring related charges as presented in the consolidated statements of operations (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Employee severance and related costs	$7.0	$26.3	$93.9
Impairment and write-off of assets
Acquired intangible assets	—	240.1	—
Purchased technology licenses	—	159.0	28.6
Inventories	—	63.1	—
Property and equipment	—	36.0	—
Other non-current assets	—	25.2	—
Recognition of contractual obligations	23.5	114.0	—
Other, net	(14.5)	48.1	8.6
	$16.0	$711.8	$131.1

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

The Company recorded restructuring and other related charges of $30.0 million for the year ended January 31, 2026 and $702.7 million for the year ended February 1, 2025 related to the Fiscal 2025 Plan. Restructuring charges are mainly comprised of impairment and write-off of acquired intangible assets, purchase technology licenses, inventories, property and equipment and other non-current assets, as well as recognition of contractual obligations, severance, other one-time termination benefits, and other costs. The restructuring charges include $159.0 million impairment of capitalized purchased technology licenses that the Company had ceased use of in the third quarter of fiscal 2025. In addition, during fiscal 2025, the Company recognized $97.8 million of restructuring charges related to payment obligations associated with impaired technology license agreements. See “Note 8 – Commitments and Contingencies” for additional information. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2027.

Fiscal 2024 Plan. A restructuring plan was initiated during the first quarter of fiscal 2024 (the “Fiscal 2024 Plan”) to streamline the organization and optimize resources. Restructuring charges were mainly comprised of severance, other one-time termination benefits, impairment and write-off of purchased technology licenses and equipment, and other costs. The Company recorded restructuring and other related charges of $9.1 million for the year ended February 1, 2025 and $130.8 million for the year ended February 3, 2024 related to the Fiscal 2024 Plan. As of the end of fiscal 2026, substantially all actions relating to the Fiscal 2024 Plan have been completed.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in millions):

	Prior Restructuring Plans	Fiscal 2024 Plan		Fiscal 2025 Plan
	Other Exit Related Costs	Employee Severance and Related Costs	Other Exit Related Costs	Employee Severance and Related Costs	Other Exit Related Costs	Total
Balance at February 3, 2024	$0.8	$15.5	$0.7	$—	$—	$17.0
Charges (1)	—	6.9	2.2	19.4	156.8	185.3
Net cash payments	(0.8)	(22.4)	(0.7)	(6.5)	(11.4)	(41.8)
Non-cash items (2)	—	—	(2.2)	—	170.8	168.6
Balance at February 1, 2025	—	—	—	12.9	316.2	329.1
Charges (3)	—	—	—	7.0	23.0	30.0
Net cash payments	—	—	—	(19.5)	(82.1)	(101.6)
Balance at January 31, 2026	—	—	—	0.4	257.1	257.5
Less: non-current portion	—	—	—	—	193.9	193.9
Current portion	$—	$—	$—	$0.4	$63.2	$63.6

(1)Impairment and other non-cash charges of $526.5 million recognized in fiscal 2025 were recorded directly to the consolidated statements of operations and were not included in the restructuring liability balances above.
(2)Includes recognition of restructuring liabilities for contractual obligations as a result of the cease use of related assets.
(3)Restructuring gain related to sale of property of $14.0 million recognized in fiscal 2026 was recorded directly to the consolidated statements of operations and was not included in the restructuring liability balances above. The sale of property was affected by a prior restructuring plan associated with project and facility reductions to optimize resources.

The current portion of the restructuring liability at January 31, 2026 is comprised of $55.1 million and $8.5 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying consolidated balance sheets.

Note 5 — Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of January 31, 2026 and February 1, 2025 was $11.1 billion and $11.6 billion, respectively.

On August 14, 2025, the Company completed the sale of its automotive ethernet business to Infineon Technologies AG. In connection with the transaction, during fiscal 2026, the Company derecognized $524.7 million of goodwill, which was previously classified as assets held for sale based on the relative fair value of the automotive ethernet business. See “Note 1 – Basis of Presentation” for discussion of the automotive ethernet business divestiture.

The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2026 did not result in any impairment charge.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Intangible Assets, Net

As of January 31, 2026 and February 1, 2025, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	January 31, 2026
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,625.0	$(3,546.0)	$1,079.0	3.3
Customer contracts and related relationships	2,001.0	(1,627.5)	373.5	1.4
Trade names	50.0	(47.8)	2.2	0.2
Total acquired amortizable intangible assets	6,676.0	(5,221.3)	1,454.7	2.8
In-process research and development	300.0	—	300.0	n/a
Total acquired intangible assets	$6,976.0	$(5,221.3)	$1,754.7

	February 1, 2025
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$5,162.0	$(3,466.1)	$1,695.9	3.6
Customer contracts and related relationships	2,039.0	(1,372.5)	666.5	2.4
Trade names	50.0	(37.8)	12.2	1.2
Total acquired amortizable intangible assets	7,251.0	(4,876.4)	2,374.6	3.3
In-process research and development	336.0	—	336.0	n/a
Total acquired intangible assets	$7,587.0	$(4,876.4)	$2,710.6

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

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The in-process research and development (“IPR&D”) will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point, the IPR&D is reclassified as an amortizable acquired intangible asset and amortized over the asset’s estimated useful life. The useful life for the IPR&D project is expected to be 9 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization for acquired intangible assets was $942.0 million during the year ended January 31, 2026. Amortization for acquired intangible assets was $1.1 billion during the years ended February 1, 2025 and February 3, 2024.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of January 31, 2026 (in millions):

Fiscal Year	Amount
2027	$814.0
2028	284.8
2029	131.8
2030	109.5
2031	50.4
Thereafter	64.2
$1,454.7

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at January 31, 2026
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$72.7	$—	$72.7
Other non-current assets:
Marketable equity investments	21.7	—	—	21.7
Securities under the NQDC plan	3.9	—	—	3.9
Severance pay fund	—	0.7	—	0.7
Total assets	$25.6	$73.4	$—	$99.0

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of January 31, 2026 and February 1, 2025, non-marketable equity investments had a carrying value of $129.6 million and $48.2 million, respectively, and are included in other non-current assets in the Company’s consolidated balance sheets. Unrealized net gain including observable price changes for the year ended January 31, 2026 was $38.6 million. Unrealized net gains for the years ended February 1, 2025 and February 3, 2024 were not material.

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

There were no transfers of assets between levels in either fiscal 2026 or 2025.

Fair Value of Debt

The Company classified the 2026 Senior Notes, MTG/MTI 2028 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, 2033 Senior Notes, and 2035 Senior Notes as Level 2 in the fair value measurement hierarchy. The estimated aggregate fair value of the unsecured senior notes was $4.5 billion at January 31, 2026 and $3.4 billion at February 1, 2025, and were classified as Level 2 as there are quoted prices from less active markets for the notes. See “Note 7 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at January 31, 2026 and February 1, 2025 (in millions):

	Effective Interest Rate	January 31, 2026	February 1, 2025
Face Value Outstanding:
2026 Term Loan - 5-Year Tranche		$—	$590.6
Term Loan Total		—	590.6
4.875% MTG/MTI 2028 Senior Notes	4.940% / 4.988%	499.9	499.9
1.650% 2026 Senior Notes	1.839%	500.0	500.0
2.450% 2028 Senior Notes	2.554%	750.0	750.0
5.750% 2029 Senior Notes	5.891%	500.0	500.0
4.750% 2030 Senior Notes	4.880%	500.0	—
2.950% 2031 Senior Notes	3.043%	750.0	750.0
5.950% 2033 Senior Notes	6.082%	500.0	500.0
5.450% 2035 Senior Notes	5.531%	500.0	—
Senior Notes Total		4,499.9	3,499.9
Total borrowings		$4,499.9	$4,090.5
Less: Unamortized debt discount and issuance cost		(29.3)	(26.7)
Net carrying amount of debt		$4,470.6	$4,063.8
Less: Current portion (1)		499.8	129.5
Non-current portion		$3,970.8	$3,934.3

(1)As of January 31, 2026, the current portion of outstanding debt that is due within twelve months includes the 2026 Senior Notes. The Company intends to repay the current balance with operating cash flows. The weighted-average interest rate on short-term debt outstanding at January 31, 2026 and February 1, 2025 was 1.650% and 5.785%, respectively.

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

The 3-Year Tranche Loan, due on April 19, 2024 was repaid in full during fiscal 2024.

Pursuant to the amended 2024 and 2026 Term Loan Agreement, 5-Year Tranche Loan had a stated floating interest rate which equated to an adjusted term Secured Overnight Financing Rate (“SOFR”) + 137.5 bps. During the first quarter of fiscal 2026, the Company repaid $32.8 million of the principal outstanding of the 5-Year Tranche Loan. During the second quarter of fiscal 2026, the 5-Year Tranche Loan, due on April 20, 2026, which had a remaining principal of $557.8 million, was repaid in full.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2025 Revolving Credit Facility

On June 30, 2025, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the 2025 Revolving Credit Facility will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. The annual unused commitment fee rate was 0.125% at January 31, 2026.

During the second quarter of fiscal 2026, the Company repaid $200.0 million on the 2025 Revolving Credit Facility that was outstanding from the first quarter of fiscal 2026. As of January 31, 2026, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

The 2025 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. As of January 31, 2026, the Company was in compliance with its debt covenants for the revolving line of credit agreement.

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

The 2029 Senior Notes have a 5.5-year term and mature on February 15, 2029, and the 2033 Senior Notes have a 10-year term and mature on September 15, 2033. The Company may redeem the 2029 and 2033 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in 2029 and 2033 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2029 and 2033 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2029 and 2033 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2029 and 2033 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of January 31, 2026, the Company had $1.0 billion borrowings outstanding from 2029 and 2033 Senior Notes.

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2026 Senior Notes have a 5-year term and mature on April 15, 2026, the 2028 Senior Notes have a 7-year term and mature on April 15, 2028, and the 2031 Senior Notes have a 10-year term and mature on April 15, 2031. The Company may redeem the 2026, 2028 and 2031 Senior Notes, in whole or in part, at any time prior to their respective maturity at the redemption prices set forth in the indenture governing the 2026, 2028 and 2031 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2026, 2028 and 2031 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2026, 2028 and 2031 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2026, 2028 and 2031 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of January 31, 2026, the Company had $2.0 billion borrowings outstanding from 2026, 2028 and 2031 Senior Notes.

MTG / MTI 2028 Senior Unsecured Notes

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

As of January 31, 2026, the Company had $499.9 million borrowings outstanding from MTI 2028 Notes and MTG 2028 Notes.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2030 and 2035 Senior Unsecured Notes

On June 30, 2025, the Company completed an offering of (i) $500.0 million aggregate principal amount of the Company’s 4.750% Senior Notes due 2030 (the “2030 Senior Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 5.450% Senior Notes due 2035 (the “2035 Senior Notes”, and, together with the 2030 Senior Notes, the “2030 and 2035 Senior Notes”).

The 2030 Senior Notes have a 5-year term and mature on July 15, 2030, and the 2035 Senior Notes have a 10-year term and mature on July 15, 2035. The Company may redeem the 2030 and 2035 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in the 2030 and 2035 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2030 and 2035 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2030 and 2035 Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2030 and 2035 Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of January 31, 2026, the Company had $1.0 billion borrowings outstanding from the 2030 and 2035 Senior Notes.

Interest Expense and Future Contractual Maturities

During fiscal 2026, 2025, and 2024, the Company recognized $187.3 million, $183.0 million, and $202.9 million of interest expense, respectively, in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of January 31, 2026, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, were as follows (in millions):

Fiscal Year	Amount
2027	$500.0
2028	—
2029	1,249.9
2030	500.0
2031	500.0
Thereafter	1,750.0
Total	$4,499.9

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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future unconditional purchase commitments as of January 31, 2026, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
2027	$1,871.8	$154.6
2028	476.6	169.4
2029	68.6	122.3
2030	66.3	111.7
2031	64.4	43.4
Thereafter	118.1	33.9
Total unconditional purchase commitments	$2,665.8	$635.3

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

In addition, as of January 31, 2026, the Company had approximately $152.0 million of commitments for capital expenditures, the majority of which are expected to be paid within the next twelve months.

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation, and in some cases, may result in incremental fees, loss of amounts paid in advance, or loss of priority to reserved capacity for a period of time.

The Company entered into manufacturing supply capacity reservation agreements with foundries and test and assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $458.2 million of wafers, substrates, and other manufacturing products for fiscal 2027 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $23.1 million in fiscal 2027 through fiscal 2028. Such purchase commitments are summarized in the preceding table.

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

Lease expense and supplemental cash flow information are as follows (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease expense	$72.2	$58.2	$62.0
Cash paid for amounts included in the measurement of operating lease liabilities	$58.8	$49.7	$53.5
Right-of-use assets obtained in exchange for lease obligations	$83.8	$80.9	$34.1

The effect of operating lease right-of-use asset amortization of $44.4 million, $34.3 million and $37.2 million is included in Other expense, net in the cash provided by operating activities section on the consolidated statements of cash flows for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate future lease payments for operating leases as of January 31, 2026 are as follows (in millions):

Fiscal Year	Operating Leases	Sublease Income
2027	69.5	5.9
2028	57.3	4.1
2029	48.3	2.2
2030	48.4	2.3
2031	42.1	1.8
Thereafter	114.8	—
Total lease payments	380.4	16.3
Less: imputed interest	60.7
Present value of lease liabilities	$319.7

Average lease terms and discount rates were as follows:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years)	7.0	7.0
Weighted-average discount rate	4.6%	4.6%

Note 10 — Stockholders’ Equity

Preferred and Common Stock

Under the terms of the Company’s Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

As of January 31, 2026, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.3 billion shares of $0.002 par value common stock. As of January 31, 2026 and February 1, 2025, no shares of preferred stock were outstanding.

Restricted Stock Unit Withholdings

For the years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company withheld approximately 3.3 million, 3.3 million and 4.3 million shares, or $240.7 million, $274.9 million and $223.7 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Cash Dividends on Shares of Common Stock

During fiscal 2026, the Company declared and paid cash dividends of $0.24 per share of common stock, or $205.1 million, on the Company’s outstanding common stock. During fiscal 2025, the Company declared and paid cash dividends of $0.24 per share of common stock, or $207.5 million, on the Company’s outstanding common stock. During fiscal 2024, the Company declared and paid cash dividends of $0.24 per share of common stock, or $206.8 million, on the Company’s outstanding common stock.

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

On September 24, 2025, the Company executed an accelerated share repurchase agreement (“ASR Agreement”) with a counterparty financial institution. Pursuant to the terms of the ASR Agreement, the Company made an upfront payment of $1.0 billion and received an initial delivery of approximately 10.7 million shares of its common stock, which represented a portion of the prepayment amount. During the fourth quarter of fiscal 2026, the ASR Agreement was settled, and the Company received an additional 1.0 million shares. The cumulative repurchases under this ASR Agreement totaled 11.7 million shares at an average price of $85.21 per share.

The Company repurchased 26.6 million shares of its common stock for $2.0 billion during fiscal 2026, 9.0 million shares of its common stock for $725.0 million during fiscal 2025 and 2.5 million shares of its common stock for $150.0 million during fiscal 2024. The repurchased shares of common stock were retired immediately after the repurchases were completed. The Company records all open market repurchases based on their trade date. As of January 31, 2026, a total of 348.5 million shares of common stock have been repurchased to date under the Company’s stock repurchase program for a total $7.3 billion in cash and there was $5.5 billion remaining available for future stock repurchases.

A summary of the stock repurchase activity under the stock repurchase program is summarized as follows (in millions, except per share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at January 28, 2023	310.4	$14.12	$4,385.0
Repurchase of common stock under the stock repurchase program	2.5	$61.51	150.0
Cumulative balance at February 3, 2024	312.9	$14.49	4,535.0
Repurchase of common stock under the stock repurchase program	9.0	$80.47	725.0
Cumulative balance at February 1, 2025	321.9	$16.34	5,260.0
Repurchase of common stock under the stock repurchase program	26.6	$76.46	2,040.1
Cumulative balance at January 31, 2026	348.5	$20.94	$7,300.1

Note 11 — Equity Compensation and Employee Benefit Plans

Employee Stock Compensation Plans

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million shares of common stock reserved for issuance thereunder as of January 31, 2026. As of January 31, 2026, approximately 40.5 million shares remained available for future grants under the Option Plan. Under the Option Plan, the Company may issue restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, stock options, and other types of stock awards, all of which may be subject to vesting over a specified service term, generally three to four years.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the ESPP, a total of 1.3 million shares were issued in fiscal 2026 at a weighted-average price of $57.20 per share, a total of 2.3 million shares were issued in fiscal 2025 at a weighted-average price of $36.34 per share, and a total of 2.4 million shares were issued in fiscal 2024 at a weighted-average price of $35.57 per share. As of January 31, 2026, there was $74.0 million of unamortized compensation expense related to the ESPP.

As of January 31, 2026, approximately 37.9 million shares remained available for future issuance under the ESPP.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cost of goods sold	$49.2	$47.3	$49.1
Research and development	409.0	395.6	411.1
Selling, general and administrative	132.6	154.5	149.6
Total stock-based compensation	$590.8	$597.4	$609.8

The income tax benefit recognized from stock-based compensation expense was $89.0 million, $92.2 million and $95.3 million for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively. Stock-based compensation capitalized in inventory was $20.0 million at January 31, 2026, $16.6 million at February 1, 2025 and $18.2 million at February 3, 2024.

The income tax benefit related to equity awards vested or exercised was $31.5 million, $58.5 million and $24.3 million during the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

Restricted Stock and Stock Unit Awards

A summary of restricted stock and stock unit activity for time-based and performance-based awards is as follows (in millions, except per share amounts):

	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance at February 1, 2025	12.4	$56.17	5.2	$49.19
Granted	10.9	$61.92	1.7	$55.84
Vested	(8.7)	$52.90	(1.0)	$47.76
Canceled/Forfeited	(2.4)	$57.73	(1.1)	$48.47
Unvested Balance at January 31, 2026	12.2	$63.30	4.8	$52.05

The aggregate intrinsic value of RSUs vested and expected to vest as of January 31, 2026 was $966.1 million. The weighted-average grant date fair value for RSUs granted was $61.92, $69.93 and $41.50 for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively. The total fair value of RSUs vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was $459.5 million, $491.6 million and $523.7 million, respectively. As of January 31, 2026, unamortized compensation expense related to RSUs was $721.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The aggregate intrinsic value of PRSUs vested and expected to vest as of January 31, 2026 was $379.6 million. The weighted-average grant date fair value for PRSUs granted was $55.84, $72.61 and $37.78 for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively. The total fair value of PRSUs vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was $45.9 million, $28.6 million and $56.0 million, respectively. As of January 31, 2026, unamortized compensation expense related to PRSUs was $160.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Warrant Shares

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Fiscal 2025 Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years.

During fiscal 2026, the Company issued a warrant to a customer for the purchase of up to 1.0 million shares (“Fiscal 2026 Warrant Shares”) of the Company’s common stock at an exercise price of $87.00 per share. The warrant has an exercise term of six years and a vesting term of five years.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See “Note 3 – Revenue” for additional information.

Activity for the warrant shares is as follows (in millions):

	Fiscal 2025 Warrant Shares	Fiscal 2026 Warrant Shares
Balance outstanding at February 1, 2025	4.1	—
Granted	—	1.0
Vested	(0.6)	—
Cancelled	—	—
Balance outstanding at January 31, 2026	3.5	1.0

A total of 0.7 million warrant shares were vested as of January 31, 2026.

Valuation of Stock-Based Awards

The expected volatility for awards granted during fiscal 2026, 2025 and 2024 was based on historical stock price volatility.

The expected dividend yield is calculated by dividing the current annualized dividend by the closing stock price on the date of grant of the option or award.

The following weighted-average assumptions were used to calculate the fair value of common stock to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Employee Stock Purchase Plan:
Estimated fair value	$31.45	$38.68	$21.44
Expected volatility	68%	54%	55%
Expected term (in years)	1.3	1.2	1.3
Risk-free interest rate	4.0%	4.3%	5.0%
Expected dividend yield	0.3%	0.2%	0.4%

The following weighted-average assumptions were used to calculate the fair value of common stock to be issued under PRSU awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
PRSUs:
Expected term (in years)	3.4	3.0	3.5
Expected volatility	60%	54%	50%
Average correlation coefficient of peer companies	0.7	0.7	0.7
Risk-free interest rate	3.9%	4.6%	3.7%
Expected dividend yield	0.4%	0.3%	0.6%

The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to calculate the fair value of warrant shares on the date of issuance using the Black-Scholes option pricing model:

	Year Ended
	January 31, 2026	February 1, 2025
Warrant Shares:
Estimated fair value	$53.02	$54.44
Expected volatility	57%	48%
Expected term (in years)	6.0	7.0
Risk-free interest rate	3.7%	4.1%
Expected dividend yield	0.3%	0.3%

Employee 401(k) Plans

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax, Roth and after-tax contributions to the 401(k) plan ranging from 1% to 75% of eligible earnings subject to a required annual limit. Effective January 1, 2026, the Company increased its matching contribution from 100% of 5% of eligible salary (maximum $5,000) to 100% of 6% of eligible salary with a $6,000 maximum contribution. The Company made matching contributions to employees of $14.9 million in fiscal 2026, $14.7 million in fiscal 2025 and $15.5 million in fiscal 2024. As of January 31, 2026, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $10.4 million, $11.0 million and $11.4 million during fiscal 2026, 2025 and 2024, respectively.

Note 12 — Income Taxes

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes consist of the following (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
U.S. operations	$105.9	$(402.2)	$(383.3)
Non-U.S. operations	2,940.7	(492.5)	(375.4)
Income (loss) before income taxes	$3,046.6	$(894.7)	$(758.7)

The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current income tax provision (benefit):
Federal	$69.4	$30.9	$(1.0)
State	2.7	0.5	(2.1)
Foreign	262.2	70.8	27.0
Total current income tax provision	334.3	102.2	23.9
Deferred income tax provision (benefit):
Federal	(19.5)	(34.5)	186.9
State	1.7	(2.4)	4.7
Foreign	60.0	(75.0)	(40.8)
Total deferred income tax provision (benefit)	42.2	(111.9)	150.8
Total provision (benefit) for income taxes	$376.5	$(9.7)	$174.7

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense differs from the amount computed by applying the U.S. federal statutory rate of 21% to income before income taxes as follows (in millions, except percentages):

	Year Ended January 31, 2026
U.S. federal statutory tax rate	$639.8	21.0%
State taxes, net of federal benefit (1)	4.4	0.1
Foreign tax effect
Singapore
Statutory tax rate difference between Singapore and United States	(113.7)	(3.7)
Development and expansion incentive	(221.7)	(7.3)
Sale of business	(117.6)	(3.9)
Qualified domestic top-up tax	41.4	1.4
Other	15.2	0.5
Other foreign jurisdictions	21.0	0.7
Effect of cross-border tax laws
Subpart F income	139.4	4.6
Global intangible low-taxed income	58.1	1.9
Other	(22.6)	(0.7)
Tax credits
Research and development tax credits	(79.8)	(2.6)
Other	(7.5)	(0.2)
Changes in valuation allowance	(113.0)	(3.7)
Nontaxable or nondeductible items
Stock based compensation	12.6	0.4
Other	(5.8)	(0.2)
Changes in unrecognized tax benefits	86.3	2.8
Other adjustments
Deemed royalty	40.1	1.3
Other	(0.1)	—
Effective tax rate	$376.5	12.4%

(1)State taxes in Illinois, Massachusetts, and Arizona for fiscal 2026 made up the majority (greater than 50%) of the tax effect in this category.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed for the years ended February 1, 2025, and February 3, 2024, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the U.S. federal statutory income taxes and the total income tax expense (benefit) as follows (in millions):

	Year Ended
	February 1, 2025	February 3, 2024
Tax at U.S. statutory rate	$(187.9)	$(159.3)
State taxes, net of federal benefit	(2.0)	2.5
Difference in U.S. and non-U.S. tax rates	98.2	69.5
Foreign income inclusion in U.S.	159.7	220.0
Change in federal valuation allowance	36.9	92.4
Federal research and development credits	(102.8)	(88.0)
Stock-based compensation	(36.1)	(0.5)
Non-deductible compensation	17.1	15.8
Intellectual property transaction	—	15.3
Uncertain tax positions	2.7	1.0
Other	4.5	6.0
Total provision (benefit) for income taxes	$(9.7)	$174.7

The Company recorded an income tax expense of $376.5 million and an income tax benefit of $9.7 million in fiscal 2026 and 2025, representing effective tax rates of 12.4% and 1.1%, respectively. The increase in income tax provision in fiscal 2026 was driven by an increase in earnings, which includes the gain on the sale of the Company’s automotive ethernet business. The income tax expense for fiscal 2026 differs from the U.S. federal statutory rate of 21% as a result of foreign income inclusions in the U.S., a portion of the Company’s earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, research and development credit generation, and changes in valuation allowance.

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. The Company’s tax provision for the January 31, 2026 period includes the impact of the 2025 Tax Act. The Company will continue to evaluate the impact of the 2025 Tax Act on its income taxes.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consist of the following (in millions):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Net operating losses	$105.3	$112.0
Income tax credits	1,085.5	1,133.0
Intangible assets	410.2	536.7
Lease liabilities	44.9	44.2
Other	102.9	96.3
Gross deferred tax assets	1,748.8	1,922.2
Valuation allowance	(1,113.3)	(1,176.2)
Total deferred tax assets	635.5	746.0
Deferred tax liabilities:
Intangible assets	(184.0)	(274.3)
Fixed assets	(67.4)	(41.5)
Unremitted earnings of non-U.S. subsidiaries	(20.1)	(25.6)
Right of use assets	(38.6)	(37.2)
Total deferred tax liabilities	(310.1)	(378.6)
Net deferred tax assets	$325.4	$367.4

The deferred tax assets and liabilities based on tax jurisdictions are presented on the Company’s consolidated balance sheets as follows (in millions):

	January 31, 2026	February 1, 2025
Non-current deferred tax assets	$345.9	$401.2
Non-current deferred tax liabilities	(20.5)	(33.8)
Net deferred tax assets	$325.4	$367.4

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those assets become deductible or creditable. The Company evaluates the recoverability of its deferred tax assets, weighing all positive and negative evidence, and provides or maintains a valuation allowance for these assets if it is more likely than not that some, or all, of the deferred tax assets will not be realized. If negative evidence exists, sufficient positive evidence is necessary to support a conclusion that a valuation allowance is not needed. The Company considers all available evidence such as its earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies. In the U.S., and in certain foreign jurisdictions, the Company has deferred tax assets for which partial valuation allowances have been established. After weighing all available evidence, particularly the earnings history and forecasts of future taxable income in each respective jurisdiction, as well as its history of tax credits expiring unused, the Company determined that negative evidence outweighed positive evidence with respect to the ability to realize federal, certain state, and foreign research and development and other tax credits, as well as certain other foreign deferred tax assets. The valuation allowance decreased by $62.9 million from fiscal 2026, for certain federal, state, and foreign tax attributes. The Company maintains a valuation allowance on its U.S. R&D credits based on the factors listed above as well as forecasted R&D credit utilization and expected R&D credit generation in future years. In future periods, it is possible that significant positive or negative evidence could arise that results in a change in the Company’s judgment with respect to the need for a valuation allowance, which could result in a tax benefit, or adversely affect the Company’s income tax provision, in the period of such change in judgment.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2026, the Company had net operating loss carryforwards available to offset future taxable income of approximately $358.7 million, $804.6 million, $198.1 million and none for U.S. federal, state of California, other U.S. states, and foreign purposes, respectively. If not utilized, the federal loss carryforwards begin to expire in fiscal 2033, and the California carryforwards begin to expire in fiscal 2027. The Company also had federal research and other tax credit carryforwards of approximately $663.6 million, which begin to expire in fiscal 2027. As of January 31, 2026, the Company also had California research tax credit carryforwards of approximately $792.0 million, which can be carried forward indefinitely. In addition, the Company has research and other tax credit carryforwards of approximately $53.7 million in other U.S. states, which begin to expire in fiscal 2027. The Company also has research and other tax credit carryforwards of approximately $14.6 million in foreign jurisdictions, which begin to expire in fiscal 2027. The Company’s net operating loss and tax credit carryforwards may be subject to audit and adjusted for changes or modification in tax laws, other authoritative interpretations, or other facts and circumstances.

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

The following table reflects changes in the unrecognized tax benefits (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Unrecognized tax benefits as of the beginning of the period	$541.7	$476.5	$317.5
Increases related to prior year tax positions	101.6	—	—
Decreases related to prior year tax positions	(14.1)	(7.7)	(0.8)
Increases related to current year tax positions	68.3	74.9	163.1
Settlements	(102.3)	(0.2)	(1.0)
Lapse in the statute of limitations	(1.2)	(1.4)	(1.8)
Foreign exchange gain	0.6	(0.4)	(0.5)
Gross amounts of unrecognized tax benefits as of the end of the period	$594.6	$541.7	$476.5

The Company has recorded $594.6 million of gross unrecognized tax benefits as of January 31, 2026, of which $199.6 million would affect the Company’s effective income tax rate if recognized. $353.3 million of the Company’s gross unrecognized tax benefits as of January 31, 2026 relate to income tax positions which, if recognized, would increase deferred tax assets that are subject to valuation allowances.

The total amount of interest and penalties accrued was approximately $7.0 million, $5.8 million, and $3.8 million as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively. The consolidated statements of operations for fiscal 2026, 2025, and 2024 included accruals of $3.0 million, $2.5 million, and $1.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of January 31, 2026, the Company is subject to examination in significant jurisdictions including Germany, India, Israel, Singapore, and the United States for fiscal 2003 and after.

The Company maintains a Development and Expansion Incentive (“DEI”) in Singapore through June 30, 2029. To retain the current DEI tax benefits through June 2029 in Singapore, the Company must meet certain operating conditions, headcount and investment requirements, as well as maintain certain activities in Singapore. In fiscal 2026, tax savings associated with this program, after factoring in any qualified domestic minimum top-up tax, were approximately $56.4 million, which if paid, would impact the Company’s earnings per share by $0.07. In fiscal 2025 and 2024, no Singapore tax incentive net tax benefits were recorded.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marvell Israel (M.I.S.L) Ltd., is entitled to certain tax benefits through December 31, 2026 under the Israeli Encouragement of Investments Law (“Encouragement Law”) Special Technology Enterprise Regime, subject to various operating requirements and other conditions. In fiscal 2026, tax savings associated with this program were approximately $25.3 million, which if paid, would impact the Company’s earnings per share by $0.03 per share. In fiscal 2025, no Israel tax incentive net tax benefits were recorded. In fiscal 2024, tax savings associated with this program were approximately $8.7 million, which if paid, would impact the Company’s earnings per share by $0.01 per share.

As of January 31, 2026, the Company intends to indefinitely reinvest $40.3 million of cumulative undistributed earnings held by certain subsidiaries. The Company has not provided the amount of the unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amounts is not practicable.

The following table presents supplemental cash flow information related to income taxes paid, net of refunds received (in millions):

Year Ended January 31, 2026
U.S. Federal	$4.1
U.S. State	1.1
Foreign
Singapore	61.0
India	11.5
Israel	6.6
Other	7.8
Total cash paid for income taxes, net of refunds received	$92.1

Cash paid for incomes taxes, net of refunds received, for fiscal 2025 and 2024 were $40.1 million and $120.6 million, respectively.

Note 13 — Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income (loss) per share are presented in the following table (in millions, except per share amounts):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Numerator:
Net income (loss)	$2,670.1	$(885.0)	$(933.4)
Denominator:
Weighted-average shares — basic	861.0	865.5	861.3
Effect of dilutive securities:
Stock-based awards	8.7	—	—
Weighted-average shares — diluted	869.7	865.5	861.3

Net income (loss) per share:
Basic	$3.10	$(1.02)	$(1.08)
Diluted	$3.07	$(1.02)	$(1.08)

Anti-dilutive potential shares	4.3	13.0	10.9

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potential dilutive securities include dilutive common stock from stock-based awards, including stock options, restricted stock units, employee stock purchase plan shares and warrant shares using the treasury stock method. Under the treasury stock method, potential shares of common stock outstanding are not included in the computation of diluted net income per share, if their effect is anti-dilutive. In periods of net loss, all potential dilutive shares are anti-dilutive.

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

The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net revenue	$8,194.6	$5,767.3	$5,507.7
Less:
Product costs (a)	3,322.8	2,246.7	2,136.8
Employee compensation and related in operating expenses	1,359.0	1,319.9	1,276.1
Amortization of acquired intangible assets	942.0	1,052.6	1,097.9
Restructuring related charges, net (b)	16.0	711.8	131.1
Stock-based compensation	590.8	597.4	609.8
Engineering design related costs	265.4	219.1	180.4
Interest expense	202.6	189.4	211.7
Provision (benefit) for income taxes	376.5	(9.7)	174.7
Other segment items (c)	(1,550.6)	325.1	622.6
Net income (loss)	$2,670.1	$(885.0)	$(933.4)

(a)Includes material, labor and other product related costs, excluding the other categories above.
(b)Restructuring related charges of $0.5 million and $357.9 million are included in cost of goods sold, and $15.5 million and $353.9 million are included in operating expenses for the years ended January 31, 2026 and February 1, 2025, respectively, in the accompanying consolidated statements of operations.
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

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents long-lived asset information by geographic region (in millions):

	January 31, 2026	February 1, 2025
Property and equipment, net:
United States	$495.9	$398.6
Singapore	327.8	321.0
Other	111.3	70.9
	$935.0	$790.5

Note 15 — Supplemental Financial Information (in millions)

Consolidated Balance Sheets

	January 31, 2026	February 1, 2025
Cash and cash equivalents:
Cash	$2,566.1	$891.1
Cash equivalents:
Time deposits	72.7	57.2
Cash and cash equivalents	$2,638.8	$948.3

Short-term, highly liquid investments of $72.7 million and $57.2 million as of January 31, 2026 and February 1, 2025, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not considered as investments because of the short-term maturity of such investments.

	January 31, 2026	February 1, 2025
Accounts receivable, net:
Accounts receivable	$2,191.1	$1,031.0
Less: Allowance for credit losses	(4.5)	(2.6)
Accounts receivable, net	$2,186.6	$1,028.4

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. Total trade accounts receivable sold under the factoring arrangement were $735.5 million, $868.8 million, and $335.7 million for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively. $108.5 million and $101.8 million remained subject to servicing by the Company as of January 31, 2026 and February 1, 2025, respectively. Factoring fees for the sales of receivables were recorded in interest income and other, net and were not material for fiscal 2026, 2025 and 2024.

	January 31, 2026	February 1, 2025
Inventories:
Work-in-process	$1,105.6	$709.0
Finished goods	282.4	320.7
Inventories	$1,388.0	$1,029.7

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2026	February 1, 2025
Property and equipment, net:
Machinery and equipment	$1,825.2	$1,570.2
Land, buildings, and leasehold improvements	338.8	306.6
Computer software	137.1	126.4
Furniture and fixtures	41.5	34.3
	2,342.6	2,037.5
Less: Accumulated depreciation	(1,407.6)	(1,247.0)
Property and equipment, net	$935.0	$790.5

The Company recorded depreciation expense for property and equipment of $221.7 million, $177.0 million and $148.2 million for fiscal 2026, 2025 and 2024, respectively. During fiscal 2026, the Company recorded impairment charges for property and equipment of $69.2 million. Other than those disclosed in “Note 4 – Restructuring,” impairment charges for property and equipment were not material in fiscal 2025 and 2024.

	January 31, 2026	February 1, 2025
Other non-current assets:
Prepaid ship and debits	$584.2	$516.9
Technology licenses (1)	296.3	401.3
Operating right-of-use assets	284.1	246.0
Prepayments on supply capacity reservation agreements	278.8	307.8
Non-marketable equity investments	129.6	48.2
Other	153.9	74.8
Other non-current assets	$1,726.9	$1,595.0

(1)Amortization of technology licenses was $124.7 million, $125.5 million and $177.1 million in fiscal 2026, 2025 and 2024, respectively.

	January 31, 2026	February 1, 2025
Accrued liabilities:
Variable consideration estimates (1)	$713.8	$517.9
Accrued income taxes payable	228.3	55.6
Technology license obligations	84.1	101.8
Lease liabilities - current portion	56.5	48.3
Accrued restructuring	55.1	91.5
Accrued interest	45.7	43.5
Deferred revenue	40.1	22.1
Accrued royalties	25.1	11.7
Other	88.4	80.2
Accrued liabilities	$1,337.1	$972.6

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2026	February 1, 2025
Other non-current liabilities:
Lease liabilities - non-current	$263.2	$231.0
Non-current restructuring liabilities	193.9	228.4
Technology license obligations	160.4	233.8
Non-current income taxes payable	117.4	73.4
Deferred tax liabilities	20.5	33.8
Other	30.2	16.0
Other non-current liabilities	$785.6	$816.4

Government Incentives

See “Note 2 – Significant Accounting Policies – Government Incentives” for information on our accounting policies related to government incentives. The amounts recorded on the consolidated financial statements related to grants receivable and refundable investment credits were as follows (in millions):

January 31, 2026
Consolidated Balance Sheets
Prepaid expenses and other current assets	$107.3
Inventories	(11.8)
Property and equipment, net	(3.7)
Total	$91.8

Year Ended January 31, 2026
Consolidated Statements of Operations
Cost of goods sold	$68.8
Research and development	15.1
Selling, general and administrative	4.4
Total	$88.3

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, by components for the comparative periods are presented in the following table (in millions):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 3, 2024	$1.1
Other comprehensive income (loss) before reclassifications	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	(0.8)
Net current-period other comprehensive income (loss), net of tax	(0.7)
Balance at February 1, 2025	0.4
Other comprehensive income (loss) before reclassifications	1.2
Amounts reclassified from accumulated other comprehensive income (loss)	(1.6)
Net current-period other comprehensive income (loss), net of tax	(0.4)
Balance at January 31, 2026	$—

MARVELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Supplemental Cash Flow Information:
Cash paid for interest	$177.7	$173.4	$173.7
Non-Cash Investing and Financing Activities:
Purchases under technology license obligations	$11.9	$307.5	$56.2
Unpaid purchases of property and equipment at end of year	$156.4	$69.3	$80.1

Note 16 — Subsequent Events

Subsequent to fiscal 2026 year end, on February 2, 2026, the Company completed the previously announced acquisition of Celestial AI, Inc. (“Celestial”), a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect. The acquisition of Celestial is expected to accelerate the Company’s connectivity strategy for next-generation AI and cloud data centers. At acquisition close, the Company paid approximately $1.3 billion in cash (or $1.0 billion, net of cash acquired of approximately $300.0 million) and issued approximately 24.5 million shares of its common stock. Contingent on the achievement of specified revenue milestones, the Company may be required to pay additional cash and issue additional shares of its common stock through fiscal 2029.

Subsequent to fiscal 2026 year end, on February 10, 2026, the Company completed the previously announced acquisition of XConn Technologies Holdings, Ltd. (“XConn”), a provider of advanced PCIe and CXL switching silicon, which expands the Company’s switching portfolio and augments the Company’s Ultra Accelerator LinkTM (“UALinkTM”) scale-up switch team. At acquisition close, the Company paid approximately $280.0 million in cash and issued approximately 2.1 million shares of its common stock.

Due to the timing of the Celestial and XConn acquisitions, it is not practicable to disclose the preliminary allocations of the purchase consideration to the assets acquired and liabilities assumed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2026.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

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

Changes to Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

In the fourth quarter of fiscal 2026, the following trading plans intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K were adopted or terminated by an executive officer or director of the Company:

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Matthew J. Murphy	Chairman and Chief Executive Officer	Adopted	12/16/2025	3/26/2026	12/17/2026	Sales	97,500
Sandeep Bharathi	President, Data Center Group	Adopted	12/4/2025	3/26/2026	10/31/2026	Sales	96,129
Willem Meintjes	Chief Financial Officer	Adopted	1/9/2026	4/15/2026	3/12/2027	Sales	75,994
Christopher Koopmans	President and Chief Operating Officer	Adopted	1/5/2026	4/6/2026	9/30/2026	Sales	60,000
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marvell Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Jose, California
March 11, 2026

PART III

Unless we file an amendment to this Form 10-K within 120 days after January 31, 2026 to include the Part III information, we intend to incorporate such information by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders to be held in June 2026 (the “2026 Proxy Statement”).

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 407(c)(3) and 408(b) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Election of Directors,” “Corporate Governance and Matters Related to Our Board,” “Executive Officers of the Company” and “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our 2026 Proxy Statement.

Delinquent Section 16(a) Reports

The information required by Item 405 of Regulation S-K is incorporated by reference herein, as applicable, to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors (the “Code of Ethics”) that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), Corporate Controller (our chief accounting officer) and any person performing similar functions) and employees. This Code of Ethics was most recently amended in September 2025. We intend to disclose certain future amendments to certain provisions of our Code of Ethics and waivers of our Code of Ethics granted to executive officers and directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics is available on our website www.marvell.com. None of the material on our website is part of our Annual Report on Form 10-K or is incorporated by reference herein.

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth under the caption “Corporate Governance and Matters Related to Our Board” in our 2026 Proxy Statement.

Item 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Compensation of Directors,” “Director Compensation Table-Fiscal 2026,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect January 31, 2026:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)	16,973,973	$9.80	78,364,382
Equity compensation plans not approved by security holders (4)	25,685	$13.96	—

(1)Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding under our equity compensation plans as of January 31, 2026).
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2026 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2026 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
See the “Index to Consolidated Financial Statements” on page 61 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
See “Schedule II — Valuation and Qualifying Accounts” on page 116 of this Annual Report on Form 10-K.
All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.

Exhibit No.	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.3	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $500,000,000 1.650% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-30877	4.3	4/12/2021

4.5	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.6	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.7	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.8	Form of $433,817,000 4.200% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.2)	8-K	001-40357	4.3	5/4/2021

4.9	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.10	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.11	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.12	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.13	Fourth Supplemental Indenture, dated as of June 30, 2025, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	6/30/2025

4.14	Form of Global Note for the 4.750% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	6/30/2025

4.15	Form of Global Note for the 5.450% Senior Notes due 2035 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	6/30/2025

4.13	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee.	8-K	000-30877	4.1	6/22/2018

4.14	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.15	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.16	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Second Amended and Restated Revolving Credit Agreement, dated as of June 30, 2025, among Marvell Technology, Inc., the lenders party thereto, and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.1	6/30/2025

10.3#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.3.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.3.2.1#	Updated Election Deferral Form	10-K	001-40357	10.5.2.1	3/12/2025

10.3.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.3.4#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as updated March 2025	10-Q	001-40357	10.5.3.2	5/30/2025

10.3.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.3.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.3.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.3.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.3.9#	Form of Grant Notice for Restricted Stock Units under the 1995 Stock Option Plan	10-Q	001-40357	10.3.9	8/29/2025

10.3.10#	Form of Special Equity Award Relative TSR and EPS RSU Grant Notice July 2025	10-Q	001-40357	10.3.10	8/29/2025

10.4#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	3/9/2023

10.4.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.5#	Offer Letter between Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.5.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.6#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.7#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.8#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.9#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.10#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.11#	Fiscal 2026 Named Executive Officer Compensation	10-Q	001-40357	10.13	5/30/2025

10.12#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2025	10-Q	001-40357	10.12	8/29/2025

10.13	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.14#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.15#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.16#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.17	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.18#	Non-Qualified Deferred Compensation Plan	10-K	001-40357	10.21	3/12/2025

10.19	Underwriting Agreement, dated June 23, 2025, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	6/30/2025

10.20#	Senior Executive Retirement Program dated May 28, 2025	10-Q	001-40357	10.20	8/29/2025

10.21	Offer Letter for Sandeep Bharathi President, Data Center Group	10-Q	001-40357	10.21	12/3/2025

10.22#	Celestial AI, Inc. Amended and Restated 2020 Equity Incentive Plan	S-8	333-293205	99.1	2/04/2026

10.23#	XConn Technologies Holdings, Ltd. 2021 Equity Incentive Plan	S-8	333-293358	99.1	2/10/2026

19	Insider Trading Prohibition Policy and Guidelines	10-K	001-40357	19	3/12/2025

21.1	Subsidiaries of Registrant				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP				Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

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

MARVELL TECHNOLOGY, INC.

Dated: March 11, 2026	By:	/S/ WILLEM MEINTJES
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

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2026
Matthew J. Murphy

/S/ WILLEM MEINTJES	Chief Financial Officer (Principal Financial Officer)	March 11, 2026
Willem Meintjes

/S/ JUSTIN SCARPULLA	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2026
Justin Scarpulla

/S/ SARA ANDREWS	Director	March 11, 2026
Sara Andrews

/S/ TUDOR BROWN	Director	March 11, 2026
Tudor Brown

/S/ BRAD BUSS	Director	March 11, 2026
Brad Buss

/S/ DANIEL DURN	Director	March 11, 2026
Daniel Durn

/S/ REBECCA HOUSE	Director	March 11, 2026
Rebecca House

Name and Signature	Title	Date

/S/ MARACHEL KNIGHT	Director	March 11, 2026
Marachel Knight

/S/ RAJIV RAMASWAMI	Director	March 11, 2026
Rajiv Ramaswami

/S/ RICK WALLACE	Director	March 11, 2026
Rick Wallace

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended January 31, 2026
Allowance for credit losses	$2.6	$1.9	$—	$4.5
Deferred tax asset valuation allowance	$1,176.2	$50.1	$(113.0)	$1,113.3
Fiscal year ended February 1, 2025
Allowance for credit losses	$2.0	$0.7	$(0.1)	$2.6
Deferred tax asset valuation allowance	$1,099.0	$77.8	$(0.6)	$1,176.2
Fiscal year ended February 3, 2024
Allowance for credit losses	$2.1	$0.8	$(0.9)	$2.0
Deferred tax asset valuation allowance	$961.7	$138.1	$(0.8)	$1,099.0