Form 10-Q
period 2026-05-02
Marvell Technology, Inc.
filed 2026-05-28
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of May 21, 2026 was 874.8 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	May 2, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$3,843.6	$2,638.8
Accounts receivable, net	1,871.7	2,186.6
Inventories	1,400.9	1,388.0
Prepaid expenses and other current assets	347.8	247.2
Total current assets	7,464.0	6,460.6
Property and equipment, net	972.5	935.0
Goodwill	13,883.5	11,062.2
Acquired intangible assets, net	2,561.5	1,754.7
Deferred tax assets	319.8	345.9
Other non-current assets	1,743.2	1,726.9
Total assets	$26,944.5	$22,285.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709.7	$1,073.8
Accrued liabilities	1,335.6	1,337.1
Accrued employee compensation	231.5	309.8
Short-term debt	—	499.8
Total current liabilities	2,276.8	3,220.5
Long-term debt	4,961.3	3,970.8
Other non-current liabilities	1,490.6	785.6
Total liabilities	8,728.7	7,976.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8.0 shares authorized; 2.0 shares issued and outstanding as of May 2, 2026 of Series A Convertible Preferred Stock (none issued and outstanding as of January 31, 2026)	—	—
Common stock, $0.002 par value	1.8	1.7
Additional paid-in capital	16,877.5	12,950.9
Retained earnings	1,336.5	1,355.8
Total stockholders’ equity	18,215.8	14,308.4
Total liabilities and stockholders’ equity	$26,944.5	$22,285.3

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net revenue	$2,417.8	$1,895.3
Cost of goods sold	1,157.0	942.9
Gross profit	1,260.8	952.4
Operating expenses:
Research and development	652.3	507.7
Selling, general and administrative	258.4	186.4
Restructuring related charges (gain), net	10.7	(12.3)
Total operating expenses	921.4	681.8
Operating income	339.4	270.6
Interest expense	(52.8)	(48.7)
Other expense, net	(203.3)	(6.0)
Interest and other loss, net	(256.1)	(54.7)
Income before income taxes	83.3	215.9
Provision for income taxes	48.8	38.0
Net income	$34.5	$177.9

Net income per share — basic	$0.04	$0.21

Net income per share — diluted	$0.04	$0.20

Weighted-average shares outstanding - common stock and preferred stock assuming conversion:
Basic	882.0	864.8
Diluted	893.3	875.6
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net income	$34.5	$177.9
Other comprehensive loss, net of tax
Net change in unrealized loss on cash flow hedges	—	(0.5)
Other comprehensive loss, net of tax	—	(0.5)
Comprehensive income, net of tax	$34.5	$177.4

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance at January 31, 2026	—	$—	847.3	$1.7	$12,950.9	$1,355.8	$14,308.4
Net income	—	—	—	—	—	34.5	34.5
Issuance of Series A Convertible Preferred Stock in connection with a securities purchase agreement, net of issuance cost	2.0	—	—	—	1,999.6	—	1,999.6
Issuance of common stock in connection with equity incentive plans	—	—	2.9	—	3.3	—	3.3
Tax withholdings related to net share settlement of restricted stock units	—	—	—	—	(227.2)	—	(227.2)
Issuance of common stock in connection with acquisitions	—	—	26.8	0.1	2,097.9	—	2,098.0
Replacement equity awards attributable to pre-acquisition service	—	—	—	—	33.4	—	33.4
Vestings of common stock in connection with customer warrant	—	—	—	—	10.9	—	10.9
Stock-based compensation	—	—	—	—	208.7	—	208.7
Repurchases of common stock	—	—	(1.4)	—	(200.0)	—	(200.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(53.8)	(53.8)
Balance at May 2, 2026	2.0	$—	875.6	$1.8	$16,877.5	$1,336.5	$18,215.8

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balance at February 1, 2025	866.0	$1.7	$14,534.1	$0.4	$(1,109.2)	$13,427.0
Net income	—	—	—	—	177.9	177.9
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.2)	—	—	(50.2)
Vestings of common stock in connection with customer warrant	—	—	6.8	—	—	6.8
Stock-based compensation	—	—	142.9	—	—	142.9
Repurchases of common stock	(5.6)	—	(340.0)	—	—	(340.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Balance at May 3, 2025	862.2	$1.7	$14,294.2	$(0.1)	$(983.1)	$13,312.7
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$34.5	$177.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.4	84.2
Stock-based compensation	207.6	142.1
Amortization of acquired intangible assets	225.2	245.7
Change in fair value of contingent consideration liability	331.8	—
Change in fair value of forward stock purchase contract	(81.1)	—
Restructuring related charges (gains), net	—	(14.0)
Deferred income taxes	13.8	(4.3)
Other expense, net	23.2	44.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	314.9	(115.6)
Prepaid expenses and other assets	(28.5)	24.1
Inventories	(11.4)	(69.9)
Accounts payable	(355.9)	(37.4)
Accrued employee compensation	(84.4)	(117.6)
Accrued liabilities and other non-current liabilities	(46.3)	(26.4)
Net cash provided by operating activities	638.8	332.9
Cash flows from investing activities:
Purchases of technology licenses	(0.5)	(1.1)
Purchases of property and equipment	(155.7)	(118.8)
Proceeds from sales of property and equipment	—	25.9
Acquisitions, net of cash acquired	(1,270.9)	—
Other, net	5.7	(0.1)
Net cash used in investing activities	(1,421.4)	(94.1)
Cash flows from financing activities:
Repurchases of common stock	(200.0)	(340.0)
Proceeds from employee stock plans	3.3	0.6
Proceeds from issuance of preferred stock	2,000.0	—
Tax withholding paid on behalf of employees for net share settlement	(227.2)	(50.2)
Dividend payments to stockholders	(53.8)	(51.8)
Payments on technology license obligations	(27.2)	(26.8)
Proceeds from borrowings	998.9	200.0
Principal payments of debt	(500.0)	(32.8)
Other, net	(6.6)	(0.2)
Net cash provided by (used in) financing activities	1,987.4	(301.2)
Net increase (decrease) in cash and cash equivalents	1,204.8	(62.4)
Cash and cash equivalents at beginning of period	2,638.8	948.3
Cash and cash equivalents at end of period	$3,843.6	$885.9
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 2, 2026, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2026 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2026 had a 52-week year. Fiscal 2027 is a 52-week year.

On February 2, 2026, the Company completed the acquisition of Celestial AI, Inc. (“Celestial”), a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect. The acquisition of Celestial is expected to accelerate the Company’s connectivity strategy for next-generation AI and cloud data centers. The unaudited condensed consolidated financial statements include the operating results of Celestial for the period from date of acquisition through the Company’s first quarter ended May 2, 2026. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” for more information.

On February 10, 2026, the Company completed the acquisition of XConn Technologies Holdings, Ltd. (“XConn”), a provider of advanced peripheral component interconnect express (“PCIe”) and compute express link (“CXL”) switching silicon, which expands the Company’s switching portfolio and augments the Company’s Ultra Accelerator LinkTM (“UALinkTM”) scale-up switch team. The unaudited condensed consolidated financial statements include the operating results of XConn for the period from date of acquisition through the Company’s first quarter ended May 2, 2026. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” for more information.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, contingent consideration, goodwill and other intangible assets, forward stock purchase contract, restructuring, government incentives, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment, these estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Significant Accounting Policies

There have been no material changes during the three months ended May 2, 2026 to our significant accounting policies from the information provided in “Note 2 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, except as described below.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)
Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in the statement of stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that are not designated as hedges are remeasured at fair value at each reporting period through earnings in the statement of operations and through cash provided by operating activities in the statements of cash flows.

Note 2. Recent Accounting Pronouncements

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended
	May 2, 2026	% of Total	May 3, 2025	% of Total
Net revenue by end market:
Data center	$1,832.7	76%	$1,440.6	76%
Communications and other	585.1	24%	454.7	24%
	$2,417.8		$1,895.3

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended
	May 2, 2026	% of Total	May 3, 2025	% of Total
Net revenue based on destination of shipment:
China	$1,057.9	44%	$708.9	37%
Taiwan	519.7	21%	327.3	17%
United States	170.5	7%	305.2	16%
Other	669.7	28%	553.9	30%
	$2,417.8		$1,895.3

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended
	May 2, 2026	% of Total	May 3, 2025	% of Total
Net revenue by customer type:
Direct customers	$1,188.9	49%	$1,069.3	56%
Distributors	1,228.9	51%	826.0	44%
	$2,417.8		$1,895.3

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the three months ended May 2, 2026 that was included in the deferred revenue balance at January 31, 2026 was not material.

As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. The Company has elected the practical expedient and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Customer Warrant

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Fiscal 2025 Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Fiscal 2025 Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 0.9 million Fiscal 2025 Warrant Shares were vested as of May 2, 2026.

During fiscal 2026, the Company issued a warrant to a customer for the purchase of up to 1.0 million shares (“Fiscal 2026 Warrant Shares”) of the Company’s common stock at an exercise price of $87.00 per share. The warrant has an exercise term of six years and a vesting term of five years. The Fiscal 2026 Warrant Shares vest based on the customer’s achievement of qualifying product revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $53.02 per share and a total fair value of $55.4 million using the Black-Scholes option pricing model. None of the Fiscal 2026 Warrant Shares have vested as of May 2, 2026.

Note 4. Business Combinations

The following acquisitions were accounted for as business combinations under ASC 805. In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration, including any contingent consideration, to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The accounting for business combinations requires management to make significant estimates and assumptions, especially with respect to the fair value of intangible assets and contingent consideration. Acquisition-related costs are expensed in the periods in which such costs are incurred, and recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations. See “Note 5 – Goodwill and Acquired Intangible Assets, Net” for additional information.

Celestial AI

On February 2, 2026, the Company completed the acquisition of Celestial AI, Inc. (“Celestial”), a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect, for a total purchase consideration of $3.5 billion. The acquisition of Celestial is expected to accelerate the Company’s connectivity strategy for next-generation AI and cloud data centers. In accordance with the terms of the Agreement and Plan of Reorganization dated December 2, 2025 (the “Celestial Merger Agreement”), the Company issued shares of its common stock and paid cash in exchange for all outstanding equity of Celestial, including shares of Celestial’s preferred and common stock, employee equity awards and warrants.

Contingent on the achievement of specified revenue milestones, the Company may be required to pay additional cash and issue additional shares of its common stock through fiscal 2029. Contingent consideration liability was initially measured at fair value at the acquisition date and included as part of consideration transferred. The contingent consideration liability will be remeasured at fair value at each reporting date with changes recognized in Other expense, net in the Company’s unaudited condensed consolidated statements of operations. See “Note 6 – Fair Value Measurement” for additional information.

The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Celestial acquisition is not expected to be deductible for tax purposes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes the total purchase consideration for Celestial (in millions):

Cash consideration	$1,279.7
Common stock issued (24.5 million shares of the Company's common stock)	1,929.0
Stock consideration for replacement equity awards attributable to pre-combination service	12.9
Contingent consideration	315.8
Total purchase consideration	3,537.4
Less: Cash and cash equivalents acquired	(302.8)
Total purchase consideration, net of cash acquired	$3,234.6

The purchase consideration allocation set forth herein is preliminary and may be revised with adjustments to goodwill as additional information becomes available during the measurement period from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.

The purchase price allocation for Celestial is as follows (in millions):

Cash and cash equivalents	$302.8
Goodwill	2,404.4
Acquired intangible assets, net	951.0
Deferred tax liabilities	(94.3)
Other, net	(26.5)
Total purchase consideration	$3,537.4

In connection with the Celestial acquisition, the Company recognized $29.1 million of acquisition-related transaction costs, which primarily consisted of legal and professional fees, during the three months ended May 2, 2026.

Revenue and earnings of Celestial since the acquisition date were not material.

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information presents the combined results of operations as if Celestial had been acquired as of beginning of fiscal 2026. The pro forma information includes non-recurring adjustments for (i) amortization and depreciation for property and equipment and technology licenses, (ii) stock-based compensation expense, and (iii) acquisition related costs. For the three months ended May 2, 2026 and May 3, 2025, pro forma net income was $82.2 million and $96.8 million, respectively.

The unaudited supplemental pro forma financial information is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Celestial acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believes are reasonable under the circumstances.

XConn

On February 10, 2026, the Company completed the acquisition of XConn Technologies Holdings, Ltd. (“XConn”), a provider of advanced PCIe and CXL switching silicon, for a total purchase consideration of $469.0 million. The acquisition of XConn expands the Company's switching portfolio and augments the Company's UALinkTM scale-up switch team. In accordance with the terms of the Agreement and Plan of Reorganization dated January 5, 2026 (the “XConn Merger Agreement”), the Company issued shares of its common stock and paid cash in exchange for all outstanding equity of XConn, including shares of XConn’s preferred and common stock and employee equity awards.

The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the XConn acquisition is not expected to be deductible for tax purposes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes the total purchase consideration for XConn (in millions):

Cash consideration	$272.1
Common stock issued (2.1 million shares of the Company's common stock)	168.9
Stock consideration for replacement equity awards attributable to pre-combination service	20.5
Settlement of pre-existing contractual relationship	7.5
Total purchase consideration	469.0
Less: Cash acquired	(0.6)
Total purchase consideration, net of cash acquired	$468.4

The purchase consideration allocation set forth herein is preliminary and may be revised with adjustments to goodwill as additional information becomes available during the measurement period from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.

The purchase price allocation for XConn is as follows (in millions):

Goodwill	$394.9
Acquired intangible assets, net	81.0
Other, net	(6.9)
Total purchase consideration	$469.0

Acquisition-related transaction costs in connection with the XConn acquisition were not material for the three months ended May 2, 2026. Pro forma financial information, as well as the revenue and earnings of XConn since the acquisition date, were not material for the periods presented.

Note 5. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of May 2, 2026 and January 31, 2026 was $13.9 billion and $11.1 billion, respectively. During the quarter ended May 2, 2026, the Company completed the acquisitions of Celestial and XConn, and an immaterial acquisition, which collectively increased goodwill by approximately $2.8 billion. See “Note 4 – Business Combinations” for further information.

Acquired Intangible Assets, Net

In connection with the Celestial and XConn acquisitions in the first quarter of fiscal 2027, the Company acquired $1.0 billion of intangible assets as follows (in millions, except for weighted-average useful life as of acquisition date):

	Celestial	XConn	Total	Weighted-Average Useful Life (Years)
Developed technology	$—	$31.0	$31.0	4.0
Customer contracts and related relationships	—	4.0	4.0	1.0
In-process research and development	951.0	46.0	997.0	n/a
	$951.0	$81.0	$1,032.0

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of May 2, 2026 and January 31, 2026, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	May 2, 2026
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,656.0	$(3,696.9)	$959.1	3.3
Customer contracts and related relationships	2,005.0	(1,699.6)	305.4	1.2
Total acquired amortizable intangible assets	$6,661.0	$(5,396.5)	$1,264.5	2.8
In-process research and development	1,297.0	—	1,297.0	n/a
Total acquired intangible assets	$7,958.0	$(5,396.5)	$2,561.5

	January 31, 2026
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,625.0	$(3,546.0)	$1,079.0	3.3
Customer contracts and related relationships	2,001.0	(1,627.5)	373.5	1.4
Trade names	50.0	(47.8)	2.2	0.2
Total acquired amortizable intangible assets	$6,676.0	$(5,221.3)	$1,454.7	2.8
In-process research and development	300.0	—	300.0	n/a
Total acquired intangible assets	$6,976.0	$(5,221.3)	$1,754.7

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. Each IPR&D will be accounted for an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point, the IPR&D is reclassified as an amortizable acquired intangible asset and amortized over the asset’s estimated useful life. Useful lives for these IPR&D projects are expected to range between 6 to 13 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization expense for acquired intangible assets for the three months ended May 2, 2026 and May 3, 2025 was $225.2 million and $245.7 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of May 2, 2026 (in millions):

Fiscal Year	Amount
Remainder of 2027	$600.2
2028	292.7
2029	139.6
2030	117.2
2031	60.8
Thereafter	54.0
$1,264.5

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at May 2, 2026
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$667.2	$—	$667.2
Prepaid expenses and other current assets:
Forward stock purchase contract	—	—	81.1	81.1
Other non-current assets:
Marketable equity investments	40.3	—	—	40.3
Securities under the NQDC plan	7.0	—	—	7.0
Severance pay fund	—	0.8	—	0.8
Total assets	$47.3	$668.0	$81.1	$796.4
Liabilities
Other non-current liabilities:
Contingent consideration liability	$—	$—	$647.6	$647.6
Total liabilities	$—	$—	$647.6	$647.6

	Fair Value Measurements at January 31, 2026
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$72.7	$—	$72.7
Other non-current assets:
Marketable equity investments	21.7	—	—	21.7
Securities under the NQDC plan	3.9	—	—	3.9
Severance pay fund	—	0.7	—	0.7
Total assets	$25.6	$73.4	$—	$99.0

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

The contingent consideration liability associated with the Celestial acquisition is classified as Level 3 in the fair value hierarchy as the Company uses unobservable inputs in estimating the fair value using the Monte Carlo simulation valuation model. Critical estimates and inputs used for the valuation of contingent consideration include forecasted revenue, probability of achievement, stock price volatility, the Company’s stock price and other relevant assumptions and inputs. A significant change in any of these assumptions or relevant inputs could have a material impact to the fair value of the contingent consideration liability. Under the contingent consideration arrangement, the maximum potential settlement is approximately $233.0 million of undiscounted cash consideration and approximately 22.4 million shares of the Company’s common stock. See “Note 4 – Business Combinations” for further information.

The following table presents the changes in contingent consideration liability (in millions):

Balance at January 31, 2026	$—
Initial measurement on acquisition date	315.8
Change in fair value	331.8
Balance at May 2, 2026	$647.6

In April 2026, the Company entered into a cash‑settled forward stock purchase contract to manage its exposure to changes in the Company’s stock price related to the contingent consideration arrangement associated with the Celestial acquisition. The contract has a notional amount of $300.0 million and a term of twelve months. The forward stock purchase contract is classified within Level 3 of the fair value hierarchy because the Monte Carlo simulation valuation model uses historical stock price volatility and the Company’s credit spread, both of which are unobservable inputs. The use of observable inputs in place of the unobservable inputs in the Company’s valuation model would not materially change the fair value. During the three months ended May 2, 2026, the Company recognized an unrealized gain of $81.1 million related to the forward stock purchase contract, which was recorded in Other expense, net in the Company’s unaudited condensed consolidated statements of operations.

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of May 2, 2026 and January 31, 2026, non-marketable equity investments had a carrying value of $140.1 million and $129.6 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets. Unrealized net gain including observable price changes for the three months ended May 2, 2026 and May 3, 2025 were not material.

Fair Value of Debt

The Company classified its senior notes as Level 2 in the fair value hierarchy as there are quoted prices from less active markets for the notes. The estimated aggregate fair value of the unsecured senior notes was $5.0 billion at May 2, 2026 and $4.5 billion at January 31, 2026. See “Note 7 – Debt” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at May 2, 2026 and January 31, 2026 (in millions):

	Effective Interest Rate	May 2, 2026	January 31, 2026
Face Value Outstanding:
4.875% MTG/MTI 2028 Senior Notes	4.940% / 4.988%	$499.9	$499.9
1.650% 2026 Senior Notes	1.839%	—	500.0
2.450% 2028 Senior Notes	2.554%	750.0	750.0
5.750% 2029 Senior Notes	5.891%	500.0	500.0
4.750% 2030 Senior Notes	4.880%	500.0	500.0
2.950% 2031 Senior Notes	3.043%	750.0	750.0
5.950% 2033 Senior Notes	6.082%	500.0	500.0
5.450% 2035 Senior Notes	5.531%	500.0	500.0
5.300% 2036 Senior Notes	5.358%	1,000.0	—
Total borrowings		$4,999.9	$4,499.9
Less: Unamortized debt discount and issuance cost		(38.6)	(29.3)
Net carrying amount of debt		$4,961.3	$4,470.6
Less: Current portion (1)		—	499.8
Non-current portion		$4,961.3	$3,970.8

(1) The weighted-average interest rate on short-term debt outstanding at January 31, 2026 was 1.650%.

2025 Revolving Credit Facility

On June 30, 2025, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the 2025 Revolving Credit Facility will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. The annual unused commitment fee rate was 0.125% at May 2, 2026.

As of May 2, 2026, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

The 2025 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. As of May 2, 2026, the Company was in compliance with its debt covenants for the revolving line of credit agreement.

2026 Senior Unsecured Notes

The 2026 Senior Notes, due on April 15, 2026, which had a remaining principal of $500.0 million, were repaid in full during the quarter ended May 2, 2026.

2036 Senior Unsecured Notes

On April 15, 2026, the Company completed an offering of $1.0 billion aggregate principal amount of the Company's 5.300% Senior Notes due 2036 (the "2036 Senior Notes").

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 2036 Senior Notes have a 10-year term and mature on April 15, 2036. The stated and effective interest rates for the 2036 Senior Notes are 5.300% and 5.358%, respectively. The Company may redeem the 2036 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in the 2036 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2036 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2036 Senior Notes at a price equal to 101% of the principal amount of the 2036 Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2036 Senior Notes also contains certain limited covenants restricting the Company's ability to incur certain liens, merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company's properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of May 2, 2026, the Company had $1.0 billion borrowings outstanding from the 2036 Senior Notes.

Interest Expense and Future Contractual Maturities

During the three months ended May 2, 2026 and May 3, 2025, the Company recognized $50.0 million and $44.8 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of May 2, 2026, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2027	$—
2028	—
2029	1,249.9
2030	500.0
2031	500.0
Thereafter	2,750.0
Total	$4,999.9

For additional information about the Company's debt, see “Note 7 – Debt” in the Notes to Consolidated Financial Statements within Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

During the three months ended May 2, 2026, the Company recognized net restructuring related charges of $8.7 million, primarily related to contractual obligations and other. During the three months ended May 3, 2025, the Company recognized a net restructuring gain of $12.3 million, primarily driven by a gain on the sale of property affected by restructuring actions associated with project and facility reductions to optimize resources, partially offset by employee severance and related costs.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance and Related Costs	Other Exit-Related Costs	Total
Balance at January 31, 2026	$0.4	$257.1	$257.5
Charges	0.8	7.9	8.7
Net cash payments	(0.5)	(18.3)	(18.8)
Balance at May 2, 2026	0.7	246.7	247.4
Less: non-current portion	—	184.8	184.8
Current portion	$0.7	$61.9	$62.6

The current portion of the restructuring liability is comprised of $57.2 million and $5.4 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note 9. Commitments and Contingencies

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

Future unconditional purchase commitments as of May 2, 2026, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
Remainder of 2027	$2,265.2	$139.0
2028	174.4	196.1
2029	68.4	145.2
2030	66.3	131.7
2031	64.4	63.4
Thereafter	118.1	33.9
Total unconditional purchase commitments	$2,756.8	$709.3

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

In addition, as of May 2, 2026, the Company had approximately $185.5 million of commitments for capital expenditures, the majority of which are expected to be paid within the next twelve months.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company entered into manufacturing supply capacity reservation agreements with foundries and test and assembly suppliers in prior fiscal years. Under these arrangements, the Company agreed to pay capacity fees or refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements, which ranges from 4 to 10 years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. The Company currently estimates that it has agreed to purchase level commitments of at least $448.1 million of wafers, substrates, and other manufacturing products for the remainder of fiscal 2027 through fiscal 2033 under the capacity reservation agreements. In addition, total fees and refundable deposits payable under these arrangements are $11.5 million through fiscal 2028. Such purchase commitments are summarized in the preceding table. Subsequent to quarter end, the Company entered into agreements to secure wafer and substrate manufacturing capacity through fiscal years 2030 and 2033, respectively. In connection with these agreements, the Company committed to pay deposits totaling $870.0 million, payable in quarterly installments from the second quarter of fiscal 2027 through the second quarter of fiscal 2028.

In September 2021, the Company entered into a technology licensing agreement with a vendor which provided complete access to the vendor’s intellectual property portfolio for 10 years. The arrangement provided access to intellectual property over the term of the contract, including existing intellectual property, as well as intellectual property in development, and to be developed in the future. The contract provided support and maintenance over the term of the contract as well. In the third quarter of fiscal 2025, the Company ceased use of this arrangement due to restructuring actions taken during the quarter, resulting in recognition of asset impairment charges. See “Note 8 – Restructuring” for further information. Aggregate remaining fees of $268.5 million as of the cease use date are payable quarterly over the contract term.

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

Note 10. Stockholders’ Equity

Celestial Acquisition

Following the Celestial acquisition and in accordance with the Celestial Merger Agreement, certain outstanding options to purchase shares of Celestial common stock, each granted under the Celestial AI Amended and Restated 2020 Equity Incentive Plan (“Celestial 2020 EIP”), were assumed by the Company and converted into options to purchase common shares of the Company. The Company filed a registration statement on February 4, 2026 to register 3.9 million common shares of the Company, issuable under the Celestial 2020 EIP, comprised of 3.1 million common shares issuable pursuant to the converted options under the Celestial 2020 EIP and 0.8 million common shares issuable pursuant to awards that may be granted, issued, purchased and/or settled under the Celestial 2020 EIP. The Celestial 2020 EIP provided for the grant of incentive stock options, restricted stock, and restricted stock units to employees, directors, and consultants, with awards generally vesting over 3 to 4 years and options generally having a term of 10 years.

The awards under the Celestial 2020 EIP assumed by the Company in the Celestial acquisition were measured at the acquisition date based on the estimated fair value of $203.0 million. A portion of that fair value, $12.9 million, which represented the pre-acquisition service provided by employees to Celestial, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $190.1 million, representing post-acquisition stock-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

XConn Acquisition

Following the XConn acquisition and in accordance with the XConn Merger Agreement, certain outstanding options to purchase shares of XConn common stock, each granted under the XConn Amended and Restated 2021 Equity Incentive Plan (“XConn 2021 EIP”), were assumed by the Company and converted into options to purchase common shares of the Company. The Company filed a registration statement on February 20, 2026 to register 0.5 million common shares of the Company, issuable under the XConn 2021 EIP, comprised of 0.5 million common shares issuable upon exercise of convertible options under the XConn 2021 EIP, and 0.1 million common shares issuable pursuant to awards that may be granted, issued, purchased and/or settled under the XConn 2021 EIP. The XConn 2021 EIP provided for the grants incentive share options, nonstatutory share options, share appreciation rights, restricted shares, and restricted stock units to employees, non-employee directors, advisors and consultants with awards generally vest over 3 to 4 years and options generally having a term of 10 years.

The awards under the XConn 2021 EIP assumed by the Company in the XConn acquisition were measured at the acquisition date based on the estimated fair value of $35.4 million. A portion of that fair value, $20.5 million, which represented the pre-acquisition service provided by employees to XConn, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $15.0 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

Preferred and Common Stock

Under the terms of the Company’s Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized shares of preferred stock.

As of May 2, 2026, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.3 billion shares of $0.002 par value common stock.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

On March 31, 2026, the Company completed the issuance and sale of 2.0 million shares of Series A Convertible Preferred Stock, par value $0.002 per share (the “Series A Preferred Stock”), to NVIDIA Corporation (“NVIDIA”), for an aggregate purchase price of $2.0 billion. Each share of Series A Preferred Stock has a stated value of $1,000 and is initially convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion price of approximately $91.84 per share into an aggregate maximum of approximately 21.8 million shares of common stock, subject to the satisfaction of applicable regulatory requirements, including the expiration or termination of any applicable waiting period. Holders of the Series A Preferred Stock are entitled to receive dividends on an as‑converted basis in the same manner as holders of common stock, if and when such dividends are declared. In the event of a liquidation, dissolution, or winding up of the Company, holders of the Series A Preferred Stock participate pro rata with holders of common stock on an as‑converted basis. The Series A Preferred Stock has no redemption or preemptive rights. As of May 2, 2026, no shares of Series A Preferred Stock had been converted into common stock.

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

The Company recorded income tax expense of $48.8 million and $38.0 million for the three months ended May 2, 2026 and May 3, 2025, respectively. The increase in the Company’s effective tax rate was primarily driven by non-deductible adjustments to contingent consideration liability, net of the tax impacts of the Company’s forward stock purchase contract. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings, or in some cases, losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, non-deductible adjustments to contingent consideration liability, net of the tax impacts of the Company’s forward stock purchase contract, valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

The Company is subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which the Company operates. As a result of this legislation, the Company’s foreign earnings are generally subject to a minimum tax rate of 15%. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two, specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. In certain jurisdictions, local legislative action is needed to effectuate “side by side system” and cannot be considered in the Company’s accounting estimates until enactment. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on the Company’s provision for income taxes, the Company’s financial results, and the Company’s earnings and cash flows.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act and modifies certain provisions of the U.S. International tax framework. Certain provisions of the 2025 Tax Act become effective in fiscal year 2027. The Company’s tax provision for the May 2, 2026 period includes the impact of the 2025 Tax Act. The Company will continue to evaluate the impact of the 2025 Tax Act on its income taxes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Net Income Per Share

The computations of basic and diluted net income per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended
	May 2, 2026			May 3, 2025
	Common Stock	Series A Preferred Stock	Consolidated
Basic net income per share:
Numerator:
Allocation of undistributed loss	$(19.1)	$(0.2)	$(19.3)
Dividends declared	52.5	1.3	53.8
Net income — basic	$33.4	$1.1	$34.5	$177.9

Denominator:
Weighted-average shares outstanding — basic	874.1	7.9	882.0	864.8

Net income per share — basic	$0.04	$0.14	$0.04	$0.21

Diluted net income per share:
Numerator:
Net income — basic	$33.4	$1.1	$34.5
Allocation of earnings assuming conversion of preferred stock	1.1	—	*
Net income — diluted	$34.5	$1.1	$34.5	$177.9

Denominator:
Weighted-average shares outstanding — basic	874.1	7.9	882.0	864.8
Effect of dilutive securities:
Stock-based awards and warrant shares	11.3	—	11.3	10.8
Conversion of preferred stock	7.9	—	*	—
Weighted-average shares outstanding — diluted	893.3	7.9	893.3	875.6

Net income per share — diluted	$0.04	$0.14	$0.04	$0.20

Anti-dilutive potential common shares			3.0	3.4
* Not applicable, as the effects of the assumed preferred stock conversion is reflected in the numerator and denominator for Consolidated basic net income per share computation.

The Company’s Series A Preferred Stock represents a second class of common stock for purposes of computing net income per share under the two-class method. This determination reflects that the Series A Preferred Stock does not have any material preferential rights relative to the Company’s common shares, and its rights and privileges are identical to common shares, except for certain voting rights. See “Note 10 – Stockholders’ Equity” for additional information.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Basic net income per common share is calculated by dividing net income allocated to common stockholders including dividends declared, by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities are included in the weighted-average number of common shares outstanding for the computation of diluted net income per common share. The Company applies the treasury stock method for potentially dilutive common shares from stock-based awards, including stock options, restricted stock units, employee stock purchase plan shares and warrant shares. Convertible preferred stock is included in the calculation of diluted net income per common share using the if-converted method. Under the if‑converted method, preferred stock dividends declared and the proportionate share of undistributed earnings (loss) previously attributable to preferred stock are added back to net income allocated to common stockholders, as such shares are assumed to have been converted to common stock at the beginning of the period or date of issuance on a weighted-average basis. In periods of net loss, all potentially dilutive securities are anti-dilutive.

Basic and diluted net income per preferred share is calculated by dividing net income allocated to preferred stockholder divided by the assumed conversion of preferred stock using the if-converted method on a weighted-average basis. Net income per preferred share was comparatively higher in the period of issuance based on the allocation of undistributed earnings (loss) using weighted-average shares outstanding, and in contrast, dividends were allocated based on shares outstanding as of the date of record.

Note 13. Segment Information

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

The following table presents a summary of consolidated net income inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net revenue	$2,417.8	$1,895.3
Less:
Product costs (a)	994.0	761.8
Employee compensation and related in operating expenses	416.1	347.9
Amortization of acquired intangible assets	225.2	245.7
Restructuring related charges (gains), net	8.7	(12.3)
Stock-based compensation	207.6	142.1
Engineering design related costs	72.6	50.7
Interest expense	52.8	48.7
Change in fair value of contingent consideration liability, net of forward stock purchase contract	250.7	—
Provision for income taxes	48.8	38.0
Other segment items (b)	106.8	94.8
Net income	$34.5	$177.9

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

Note 14. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. Total trade accounts receivable sold under the factoring arrangement was $300.9 million and $289.6 million for the three months ended May 2, 2026 and May 3, 2025, respectively. $295.8 million and $279.5 million remained subject to servicing by the Company as of May 2, 2026 and May 3, 2025, respectively. Factoring fees for the sales of receivables were recorded in Other expense, net and were not material for three months ended May 2, 2026 and May 3, 2025.

	May 2, 2026	January 31, 2026
Inventories:
Work-in-process	$1,166.5	$1,105.6
Finished goods	234.4	282.4
Inventories	$1,400.9	$1,388.0

	May 2, 2026	January 31, 2026
Property and equipment, net:
Machinery and equipment	$1,909.1	$1,825.2
Land, buildings, and leasehold improvements	344.4	338.8
Computer software	142.4	137.1
Furniture and fixtures	44.2	41.5
	2,440.1	2,342.6
Less: Accumulated depreciation	(1,467.6)	(1,407.6)
Property and equipment, net	$972.5	$935.0

	May 2, 2026	January 31, 2026
Other non-current assets:
Prepaid ship and debits	$572.4	$584.2
Operating right-of-use assets	283.7	284.1
Technology licenses	280.6	296.3
Prepayments on supply capacity reservation agreements	263.1	278.8
Non-marketable equity investments	140.1	129.6
Other	203.3	153.9
Other non-current assets	$1,743.2	$1,726.9

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	May 2, 2026	January 31, 2026
Accrued liabilities:
Variable consideration estimates (1)	$702.2	$713.8
Accrued income tax payable	192.6	228.3
Technology license obligations	100.0	84.1
Deferred revenue	63.7	40.1
Accrued restructuring	57.2	55.1
Lease liabilities - current portion	54.5	56.5
Accrued interest	39.9	45.7
Accrued royalties	28.7	25.1
Other	96.8	88.4
Accrued liabilities	$1,335.6	$1,337.1

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	May 2, 2026	January 31, 2026
Other non-current liabilities:
Contingent consideration liability	$647.6	$—
Lease liabilities - non-current	261.4	263.2
Non-current restructuring liabilities	184.8	193.9
Technology license obligations	145.2	160.4
Non-current income tax payable	119.8	117.4
Deferred tax liabilities	95.7	20.5
Other	36.1	30.2
Other non-current liabilities	$1,490.6	$785.6

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, by components for the comparative periods are presented in the following table (in millions):

For the three months ended May 2, 2026, there were no reconciling differences between net income and comprehensive income.

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2025	$0.4
Other comprehensive income (loss) before reclassifications	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)
Net current-period other comprehensive income (loss), net of tax	(0.5)
Balance at May 3, 2025	$(0.1)

Consolidated Statements of Cash Flows

The noncash consideration paid for the acquisitions of Celestial and XConn was $2.3 billion and $196.9 million, respectively, for the three months ended May 2, 2026.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Stock Repurchase Program

On September 24, 2025, the Company’s Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program (collectively, the Stock Repurchase Program), increasing the total repurchase authority to $9.7 billion. The Company's stock repurchase program commenced in fiscal 2017, and has no fixed expiration. As of May 2, 2026, $5.3 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions, legal rules and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended May 2, 2026, the Company repurchased 1.4 million shares of its common stock for $200.0 million, including 0.8 million shares of its common stock repurchased for $120.0 million pursuant to a 10b5-1 trading plan. During the three months ended May 3, 2025, the Company repurchased 5.6 million shares of its common stock for $340.0 million. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

Subsequent to quarter end through May 26, 2026, the Company repurchased 1.1 million shares of its common stock for $200.0 million pursuant to a 10b5-1 trading plan.

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
•risks related to the issuance of preferred stock;
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

Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

Net revenue in the first quarter of fiscal 2027 was $2.4 billion and was 28% higher than net revenue in the first quarter of fiscal 2026. This was due to increases in sales from the data center end market by 27%, and from the communications and other end market by 29%. The increase was partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Strong revenue growth from our data center market was driven by AI-related demand for a broad range of our products, including electro-optics, custom, storage, and switching. We have continued to see revenue recovery in our communications and other end market driven by normalizing customer inventory levels.

On February 2, 2026, we completed the acquisition of Celestial AI, Inc., a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect. The acquisition of Celestial is expected to accelerate our connectivity strategy for next-generation AI and cloud data centers.

On February 10, 2026, we completed the acquisition of XConn Technologies Holdings, Ltd., a provider of advanced PCIe and CXL switching silicon. The acquisition of XConn expands our switching portfolio and augments our UALinkTM scale-up switch team.

The unaudited condensed consolidated financial statements include the operating results of Celestial and XConn for the period from the dates of acquisition through our first quarter ended May 2, 2026. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the first quarter of fiscal 2027, Marvell and NVIDIA Corporation (“NVIDIA”) announced a strategic partnership to connect our custom XPUs and compatible scale-up networking with NVIDIA’s AI infrastructure ecosystem. On March 31, 2026, we completed the issuance of Series A Convertible Preferred Stock to NVIDIA for an aggregate purchase price of $2.0 billion. See “Note 10 – Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We continue to monitor the environment for potential impacts on supply and demand from tariffs and other geo-political events.

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

In addition, certain jurisdictions in which we operate have enacted alternative incentive programs, which operate within the Pillar Two tax framework. We have entered into agreements with governmental agencies to secure such incentives and we record the benefit associated with these incentives as earned when there is reasonable assurance that we will meet the conditions of the incentive agreements and that the incentives will ultimately be received.

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

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the three months ended May 2, 2026, we repurchased 1.4 million shares of our common stock for $200.0 million. As of May 2, 2026, $5.3 billion remained available for future stock repurchases. Subsequent to quarter end through May 26, 2026, we repurchased 1.1 million shares of our common stock for $200.0 million pursuant to a 10b5-1 trading plan.

We returned $253.8 million to stockholders in the three months ended May 2, 2026 through $200.0 million in repurchases of shares of our common stock and $53.8 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $3.8 billion at May 2, 2026, which were $1.2 billion higher than our balance at January 31, 2026 of $2.6 billion.

Sales and Customer Composition. Our accounts receivable were concentrated with three customers at May 2, 2026, who represented a total of 75% of gross accounts receivable, compared with five customers at May 3, 2025, who represented a total of 72% of gross accounts receivable. Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Three Months Ended
	May 2, 2026	May 3, 2025
Direct Customer:
Customer A	16%	16%
Distributor:
Distributor A	45%	36%

We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 83% and 74% of our net revenue in the three months ended May 2, 2026 and May 3, 2025, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

To secure capacity over the long term, we have entered into capacity reservation arrangements with certain foundries and partners. See “Note 9 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended May 2, 2026 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended
	May 2, 2026	May 3, 2025
Net revenue	100.0%	100.0%
Cost of goods sold	47.9	49.7
Gross profit	52.1	50.3
Operating expenses:
Research and development	27.0	26.8
Selling, general and administrative	10.7	9.8
Restructuring related charges, net	0.4	(0.6)
Total operating expenses	38.1	36.0
Operating income	14.0	14.3
Interest and other loss, net	(10.6)	(2.9)
Income before income taxes	3.4	11.4
Provision for income taxes	2.0	2.0
Net income	1.4%	9.4%

Three months ended May 2, 2026 and May 3, 2025

Net Revenue

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Net revenue	$2,417.8	$1,895.3	28%

Our net revenue for the three months ended May 2, 2026 increased by $522.5 million, or 28%, compared to net revenue for the three months ended May 3, 2025. This was primarily due to a 27% increase in sales from the data center end market which benefited from strong AI-related demand. Sales from the communications and other end market also increased by 29%, which has continued to recover due to normalizing customer inventory levels, partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Cost of goods sold	$1,157.0	$942.9	23%
% of net revenue	47.9%	49.7%
Gross profit	$1,260.8	$952.4	32%
% of net revenue	52.1%	50.3%

Cost of goods sold as a percentage of net revenue decreased for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, which was primarily due to better cost absorption driven by higher revenues, partially offset by a shift in product mix. As a result, gross margin for the three months ended May 2, 2026 increased by 1.8 percentage points, compared to the three months ended May 3, 2025.

Research and Development

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Research and development	$652.3	$507.7	28%
% of net revenue	27.0%	26.8%

Research and development expense increased by $144.6 million in the three months ended May 2, 2026 compared to the three months ended May 3, 2025. The increase was primarily due to higher overall spending to support our R&D initiatives, including increased employee compensation and related costs, primarily driven by growth in headcount including the addition of new employees from our recent acquisitions. The increase is also due to higher acquisition related costs of $22.3 million.

Selling, General and Administrative

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Selling, general and administrative	$258.4	$186.4	39%
% of net revenue	10.7%	9.8%

Selling, general and administrative expense increased by $72.0 million in the three months ended May 2, 2026 compared to the three months ended May 3, 2025. The increase was primarily due to higher acquisition related costs of $42.6 million, as well as an increase in employee compensation and related costs, primarily driven by increased headcount including the addition of new employees from our recent acquisitions.

Restructuring Related Charges (Gains), Net

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Restructuring related charges (gains), net	$10.7	$(12.3)	*
% of net revenue	0.4%	(0.6)%
*Not meaningful.

We recognized net restructuring related charges of $10.7 million in the three months ended May 2, 2026 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Interest expense	$(52.8)	$(48.7)	8%
Other expense, net	(203.3)	(6.0)	*
Interest and other loss, net	$(256.1)	$(54.7)	*
% of net revenue	(10.6)%	(2.9)%
*Not meaningful.

Interest and other loss, net increased by $201.4 million in the three months ended May 2, 2026 compared to the three months ended May 3, 2025. The increase was primarily due to a $331.8 million increase in fair value of the contingent consideration liability associated with the Celestial acquisition, partially offset by an unrealized gain of $81.1 million from the forward stock purchase contract and higher net unrealized gains from equity investments in the three months ended May 2, 2026.

Provision for income taxes

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change

	(in millions, except percentage)
Provision for income taxes	$48.8	$38.0	28%

Our income tax expense for the three months ended May 2, 2026 was $48.8 million compared to a tax expense of $38.0 million for the three months ended May 3, 2025. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of earnings or losses being taxed or benefited at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, valuation allowance releases, and discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. Income tax expense for the three months ended May 2, 2026 also differs from the U.S. statutory rate of 21% due to non-deductible adjustments to contingent consideration liability, net of the tax impacts of our forward stock purchase contract. The recorded tax expense is based on year-to-date pre-tax results, forecasted pre-tax results, forecasted annual tax expense and discrete adjustments for the respective periods.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act and modifies certain provisions of the U.S. International tax framework. Certain provisions of the 2025 Tax Act become effective in fiscal year 2027. Our tax provision for the May 2, 2026 period includes the impact of the 2025 Tax Act. We will continue to evaluate the impact of the 2025 Tax Act on our income taxes.

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

We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. As a result of this legislation, our foreign earnings are generally subject to a minimum tax rate of 15%. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two, specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. In certain jurisdictions, local legislative action is needed to effectuate “side by side system” and cannot be considered in our accounting estimate until enactment. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

We are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcome of these audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

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

We also continue to evaluate potential changes to our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. See also Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, under the caption “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of May 2, 2026 consisted of approximately $3.8 billion of cash and cash equivalents, of which approximately $1.6 billion was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

During the fiscal quarter ended May 2, 2026, we completed the acquisitions of Celestial and XConn in which we paid cash, net of cash acquired and holdback amounts, of $1.0 billion, and $270.2 million, respectively and also issued a total of 26.8 million shares of our common stock. For the Celestial acquisition, contingent on the achievement of specified revenue milestones, we may be required to pay additional cash and issue additional shares of our common stock through fiscal 2029. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

On March 31, 2026, we completed the issuance and sale of 2.0 million shares of our Series A Convertible Preferred Stock to NVIDIA for an aggregate purchase price of $2.0 billion in cash. The shares of Series A Convertible Preferred Stock are initially convertible in the aggregate into a maximum of approximately 21.8 million shares of our common stock. See “Note 10 – Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

As of May 2, 2026, we had total borrowings outstanding of $5.0 billion, consisting of senior notes outstanding.

On April 15, 2026, we completed a debt offering and issued $1.0 billion Senior Notes with a 10-year term due in 2036 ("2036 Senior Notes"). We used a portion of the net proceeds from the 2036 Senior Notes to repay the $500.0 million 2026 Senior Notes at maturity.

We have a revolving credit facility with a borrowing capacity of up to $1.5 billion and a 5-year term (“2025 Revolving Credit Facility”). As of May 2, 2026, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

Subsequent to quarter end, we entered into agreements to secure long-term wafer and substrate manufacturing capacity, in which we committed to pay deposits totaling $870.0 million, payable in quarterly installments from the second quarter of fiscal 2027 through the second quarter of fiscal 2028. For a description of our contractual obligations including debt and purchase commitments, see “Note 7 – Debt,” and “Note 9 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three months ended May 2, 2026, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 14 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We believe that our existing cash and cash equivalents, together with cash generated from operations, and funds from our 2025 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends, repurchases of our common stock, commitments (including those discussed in “Note 9 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements), and the income tax related to the sale of our automotive ethernet business, for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

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

Future payment of a regular quarterly cash dividend on our common and preferred stock and our planned repurchases of common stock will be subject to, among other things, the best interests of the Company and our stockholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Delaware law, U.S. securities laws and regulations, market conditions and other factors that our Board of Directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock at all or in any particular amounts.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended May 2, 2026 was $638.8 million. We had a net income of $34.5 million adjusted for the following non-cash items: change in fair value of contingent consideration liability of $331.8 million, amortization of acquired intangible assets of $225.2 million, stock-based compensation expense of $207.6 million, depreciation and amortization of $95.4 million, unrealized gain on forward stock purchase contract of $81.1 million, deferred income tax of $13.8 million, and $23.2 million of net loss from other non-cash items. Cash outflow from working capital of $211.6 million for the three months ended May 2, 2026 was primarily driven by decreases in accounts payable, accrued employee compensation, and accrued liabilities and other non-current liabilities, partially offset by a decrease in accounts receivable. The decrease in accounts payable was primarily due to the timing of payments. The decrease in accrued employee compensation was primarily due to bonus payout of our annual employee bonus plan. The decrease in accrued liabilities and other non-current liabilities was primarily driven by decreases in income tax payable and stock rotation accruals, partially offset by higher ship and debit claims accrual. The decrease in accounts receivable was primarily due to increased factoring of receivables and more ratable billings and collections during the quarter.

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

Cash Flows from Investing Activities

For the three months ended May 2, 2026, net cash used in investing activities of $1.4 billion was primarily driven by acquisitions, net of cash acquired of $1.3 billion, and purchases of property and equipment of $155.7 million.

For the three months ended May 3, 2025, net cash used in investing activities of $94.1 million was primarily driven by purchases of property and equipment of $118.8 million, partially offset by proceeds from sales of property and equipment of $25.9 million.

Cash Flows from Financing Activities

For the three months ended May 2, 2026, net cash provided by financing activities of $2.0 billion was primarily attributable to $2.0 billion proceeds from issuance of preferred stock, and $1.0 billion proceeds from borrowings, partially offset by $500.0 million repayment of debt principal, $227.2 million for tax withholding payments on behalf of employees for net share settlements, $200.0 million repurchases of common stock, $53.8 million for payment of our quarterly dividends, and $27.2 million payments on technology license obligations.

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

Indemnification Obligations

See “Note 9 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at May 2, 2026, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2026.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies and Legal Proceedings” as set forth in “Note 9 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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
•risks related to the issuance of preferred stock;
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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margin. Our margin could also be impacted, for example, by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected, currently affect and may in the future affect pricing of such commodities. For example, recently there has been a tight supply environment for AI related components and manufacturing resources, such as advanced wafer fabrication, advanced packaging, and large body substrates which have in the past and may continue to result in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our margin.

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

We have in the past and may in the future, experienced a number of industry-wide supply constraints. These supply challenges have in the past, and may in the future, limited our ability to fully satisfy demand for some of our products. For example, there has and continues to be a tight supply environment for AI related components and manufacturing resources, such as advanced wafer fabrication, advanced packaging, and large body substrates which have in the past and may continue to result in increased lead times, inability to meet demand, and increased costs.

Because of the geographic concentration of some of our suppliers, we are exposed to the risk that their operations may be disrupted by regional events including droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In addition, while the Russian invasion of Ukraine has not had a direct material impact on us due to our limited sales to Russia and Ukraine, we are unable to predict the indirect impact this conflict will have on us due to impacts on the supply chain, global and domestic economies, interest rates and stock markets. Moreover, while the current armed conflict in Israel and the Middle East is not currently expected to have a material impact on us, we are unable to predict the full impact this conflict will have on us or our operations in Israel due to impacts on the supply chain, global and domestic economies, interest rates and stock markets.

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

Regulatory activity, such as tariffs, export controls, economic sanctions, and related laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another country (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations.

For example, in the area of investments and mergers and acquisitions, the United States announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. In April 2026, China’s National Development and Reform Commission announced a security review decision prohibiting the foreign acquisition of Manus, a China based AI platform, and requiring the parties to unwind the transaction, which commentators described as the first reported order to unwind a consummated deal under China’s Foreign Investment Security Review Measures. This decision demonstrates that Chinese authorities may scrutinize, condition, prohibit, or seek to unwind even completed cross-border transactions involving China-origin technology, personnel, or businesses on national security grounds, including where a target has sought to relocate outside China. Chinese authorities may also use a range of regulatory tools, including foreign investment security review, technology export controls, cross-border data transfer rules, and merger control under the Anti-Monopoly Law, to investigate transactions involving sensitive technologies. As a result, our investments, partnerships, acquisitions, divestitures, and other strategic transactions involving a China nexus may be subject to longer review periods, additional conditions, post-closing intervention, or other regulatory uncertainty.

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

We benefit from agreements with governmental agencies that incentivize investment within the jurisdictions through refunds or other credits associated with the investments. Receipt of benefits under incentive agreements may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws. In addition, changes in our business plans, including divestitures, as well as changes to applicable laws, regulations, or government interpretations and audits could result in loss of benefits and termination of or renegotiation of an agreement. If our incentive agreement were terminated or renegotiated, or if our ultimate benefits received is less than we have recognized, results of operations and our financial position could be harmed.

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 83% and 74% of our net revenue in the three months ended May 2, 2026 and May 3, 2025, respectively.

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
•transportation delays due to the blockage of the Suez Canal affecting the flow of trade out of Asia, actions taken by the Houthis on vessels in the Red Sea, military blockades in the Strait of Hormuz, port closures and similar logistical issues;
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

With respect to the Celestial AI transaction, we may be required to pay additional cash or to issue additional shares of our common stock through fiscal 2029 pursuant to the terms of an earnout. This earnout structure may create risks and uncertainties that could adversely affect our business, financial condition, results of operations and stock price. Under the acquisition agreement, we may be required to issue 24.4 million additional shares of our common stock if Celestial achieves specified cumulative revenue milestones through the end of fiscal 2029, and any such issuances would dilute existing stockholders and could create an overhang that adversely affects the market price of our common stock. In addition, the fair value of the earnout contingent consideration liability is based on assumptions and other relevant inputs, including forecasted revenue, the probability of achieving the applicable milestones, volatility, our stock price and other relevant assumptions, and significant changes in any of these assumptions or inputs could materially affect the fair value of the earnout and result in material non-cash gains or losses and increased volatility in our reported financial results. In addition, disputes could arise regarding the calculation of Celestial’s cumulative revenue for earnout purposes, resulting in significant costs and management distraction. Further, in connection with offsetting certain of our earnout obligations, we entered into a cash-settled forward stock purchase transaction on our common stock that is scheduled to mature in approximately one year from March 31, 2026 and is subject to early termination under certain circumstances; as a result, we may be exposed to additional market, liquidity, operational and counterparty risks, including the risk that we may be required to make a significant cash payment at settlement (or upon early termination) if our stock price declines relative to the forward price, that our ability to timely file and maintain an effective registration statement covering the resale of the hedge shares could affect settlement mechanics and timing, and that the forward counterparty’s hedging and resale activity could increase volatility in, or adversely affect, the market price of our common stock, any of which could exacerbate the dilution, overhang and stock-price risks associated with the earnout and could adversely affect our financial condition and results of operations.

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

The rights, preferences and privileges of our preferred stock may adversely affect holders of our common stock, and our issuance of preferred stock to NVIDIA may reduce the market price of our common stock.

On March 31, 2026, we issued and sold to NVIDIA 2,000,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $2.0 billion in cash. The Series A Preferred Stock is convertible into shares of our common stock at the option of the holder, subject to (if applicable) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and will automatically convert immediately prior to the closing of a sale of the Series A Preferred Stock to us or a non-affiliate of NVIDIA. The Series A Preferred Stock is initially convertible in the aggregate into up to 21,778,000 shares of our common stock based on an initial stated value of $1,000 per share and an initial conversion price of approximately $91.8355 per share, and the conversion ratio is subject to adjustment in certain circumstances (including in connection with stock dividends and stock splits).

The Series A Preferred Stock provides NVIDIA with rights that differ from the rights of holders of our common stock. For example, holders of the Series A Preferred Stock are entitled to receive dividends in the same manner as holders of our common stock, as determined on an as-converted basis, as if all outstanding shares of the Series A Preferred Stock had been converted immediately prior to the record date for the applicable dividend. In addition, other than with respect to the election of directors (for which the Series A Preferred Stock does not vote), the holders of the Series A Preferred Stock generally vote together with holders of our common stock on an as-converted basis. We may not alter or change adversely the powers, preferences or rights of the Series A Preferred Stock, or alter or amend the certificate of designations governing the Series A Preferred Stock, without the affirmative vote or consent of a majority of the outstanding shares of the Series A Preferred Stock. The Series A Preferred Stock has no preemptive rights and no redemption rights.

The conversion features of the Series A Preferred Stock could result in significant dilution to holders of our common stock upon conversion, and the market price of our common stock could decline based on actual or perceived dilution, hedging activity, or other market dynamics related to the Series A Preferred Stock. In addition, because conversion at the option of the holder is subject to (if applicable) the expiration or termination of any applicable Hart-Scott-Rodino waiting period, the timing of any conversion could be delayed and may be uncertain, which could increase volatility in our capital structure and our common stock price.

Further, because the Series A Preferred Stock was issued to a single significant holder, the concentration of ownership could increase NVIDIA’s influence over matters submitted to our stockholders (other than the election of directors), and any actual or perceived preferential contractual protections or consent rights associated with the Series A Preferred Stock could make our securities less attractive to other current or potential investors. These factors could adversely affect the market price of our common stock.

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

We have implemented cybersecurity processes taking guidance from recognized cybersecurity frameworks to mitigate risks; however, we cannot guarantee that those risk mitigation measures will be effective across all environments, including those operated under shared-responsibility models with certain cloud and SaaS providers. See Item 1C, “Cybersecurity” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for additional information about our cybersecurity processes.

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

As of May 2, 2026, we had a total of $5.0 billion debt outstanding, which consisted of senior notes outstanding (the “Notes”). In addition, we may borrow up to $1.5 billion under our Revolving Credit Facility (the “2025 Revolving Credit Facility” or the “2025 Credit Agreement”). As of May 2, 2026, the 2025 Revolving Credit Facility was undrawn.

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. As such, the income from all of our foreign subsidiaries continues to be subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”) regime (which has been recharacterized as the Net Controlled Foreign Corporation (“CFC”) Tested Income regime, beginning in fiscal 2027). Our tax provision for the May 2, 2026 period includes the estimated impact of the 2025 Tax Act. Our estimates concerning the impact of this legislation remain subject to developing interpretations of the provisions of the 2025 Tax Act, which may require further adjustments and changes in our estimates, and could significantly affect our future financial results, including our earnings and cash flows.

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

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. We are subject to legislation based on the OECD’s 15% global minimum tax regime which applies to the majority of countries in which we operate. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. In certain jurisdictions, local legislative action is needed to effectuate “side by side system” and cannot be considered in our accounting estimate until enactment. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes could result from various items, including changes in tax laws or regulations, changes to court or administrative interpretations of tax laws, changes to our geographic mix of earnings, changes in the valuation of our deferred tax assets and liabilities, changes in valuation allowances on our deferred tax assets, discrete items, changes in our supply chain, and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to our future profitability and taxable income in Singapore, audit assessments, and changes in applicable tax law. Our current corporate effective tax rate may fluctuate significantly from period to period, and is based on the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions.

WE ARE SUBJECT TO RISKS RELATED TO OUR ASSETS

We are exposed to potential impairment charges on certain assets.

We had approximately $13.9 billion of goodwill and $2.6 billion of acquired intangible assets on our unaudited condensed consolidated balance sheets as of May 2, 2026. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

For example, a restructuring plan was initiated during the third quarter of fiscal 2025 to increase research and development investment in the data center end market and reduce the investment in new product development in other end markets including the cancellation of certain future product releases. As a result, we were required to assess the recoverability of related long-lived assets. On completion of the assessment, the Company determined the carrying values of certain long-lived assets were not recoverable. We utilized a discounted cash flow method of valuation to determine the fair value of the associated assets and liabilities compared to their carrying values, which resulted in recognition of asset impairment charges for acquired intangible assets, purchased technology licenses, and property and equipment. We recognized $711.8 million of restructuring related charges during fiscal 2025. See “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (collectively referred to as “litigation”), and we may be named in additional litigation in the future. Please see “Note 9 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of any material litigation matters in which we may be currently engaged.

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

On September 24, 2025, we announced that our Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of May 2, 2026, there was $5.3 billion remaining available for future stock repurchases under the prior authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2026, the Company closed its acquisition of Celestial AI, Inc. and issued an aggregate of 24,523,632 shares of the Company’s common stock in an unregistered transaction. The Common Stock was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company may also issue additional shares of Common Stock upon satisfaction of certain revenue milestones as described in the Company’s Current Report on Form 8‑K/A filed on February 2, 2026.

On February 10, 2026, in connection with the Company’s acquisition of XConn Technologies the Company issued 2,263,077 shares of Common Stock in an unregistered transaction. The Common Stock was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On March 31, 2026, the Company completed the issuance and sale of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock to NVIDIA Corporation, pursuant to a Securities Purchase Agreement, dated as of March 31, 2026, between NVIDIA and the Company. The shares of Series A Preferred Stock are initially convertible in the aggregate into a maximum of 21,778,000 shares of the Company’s common stock. The shares of Series A Preferred Stock were issued and sold to NVIDIA in a private placement relying upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended May 2, 2026 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
February 1, 2026 to February 28, 2026	—	$—	—	$5,534.5
March 1, 2026 to March 28, 2026	—	$—	—	$5,534.5
March 29, 2026 to May 2, 2026	1.4	$146.58	1.4	$5,334.5
Total	1.4		1.4

(1)The monthly periods presented above for the three months ended May 2, 2026, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)On September 24, 2025, the Company’s Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program (collectively, the Stock Repurchase Program), increasing the total repurchase authority to $9.7 billion. The Company's stock repurchase program commenced in fiscal 2017, and has no fixed expiration. Our existing stock repurchase program had approximately $5.3 billion of repurchase authority remaining as of May 2, 2026. We intend to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 5. Other Information

(c) Trading Plans

During the quarter ended May 2, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading or similar arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.1.2	Certificate of Designation	8-K	001-40357	3.1	3/31/2026

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.4	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.5	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.6	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.7	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.8	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.9	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.10	Fourth Supplemental Indenture, dated as of June 30, 2025, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	6/30/2025

4.11	Form of Global Note for the 4.750% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	6/30/2025

4.12	Form of Global Note for the 5.450% Senior Notes due 2035 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	6/30/2025

4.13	Fifth Supplemental Indenture, dated as of April 15, 2026, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	4/15/2026

4.14	Form of Global Note for the 5.300% Senior Notes due 2036 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	4/15/2026

4.15	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.1	6/22/2018

4.16	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.17	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.18	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Second Amended and Restated Revolving Credit Agreement, dated as of June 30, 2025, among Marvell Technology, Inc., the lenders party thereto, and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.1	6/30/2025

10.3#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.3.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.3.2.1#	Updated Election Deferral Form	10-K	001-40357	10.5.2.1	3/12/2025

10.3.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.3.4#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as updated March 2025	10-Q	001-40357	10.5.3.2	5/30/2025

10.3.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.3.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.3.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.3.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.3.9#	Form of Grant Notice for Restricted Stock Units under the 1995 Stock Option Plan	10-Q	001-40357	10.3.9	8/29/2025

10.3.10#	Form of Special Equity Award Relative TSR and EPS RSU Grant Notice July 2025	10-Q	001-40357	10.3.10	8/29/2025

10.3.11#	Form of Performance Based Equity Grant notice under the 1995 Stock Option Plan and dated April 15, 2026				Filed herewith

10.4.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.5#	Offer Letter between Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.5.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.6#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.7#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.8#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.9#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.10#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.11#	Fiscal 2027 Named Executive Officer Compensation				Filed herewith

10.12#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2025	10-Q	001-40357	10.12	8/29/2025

10.13	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.14#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.15#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.16#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.17	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.18#	Non-Qualified Deferred Compensation Plan	10-K	001-40357	10.21	3/12/2025

10.19	Underwriting Agreement, dated June 23, 2025, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	6/30/2025

10.20#	Senior Executive Retirement Program dated May 28, 2025	10-Q	001-40357	10.20	8/29/2025

10.21	Offer Letter for Sandeep Bharathi President, Data Center Group	10-Q	001-40357	10.21	12/3/2025

10.22#	Celestial AI, Inc. Amended and Restated 2020 Equity Incentive Plan	S-8	333-293205	99.1	2/4/2026

10.23#	XConn Technologies Holdings, Ltd. 2021 Equity Incentive Plan	S-8	333-293358	99.1	2/10/2026

19	Insider Trading Prohibition Policy and Guidelines	10-K	001-40357	19	3/12/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: May 28, 2026	By:	/S/ WILLEM MEINTJES
Willem Meintjes
Chief Financial Officer
(Principal Financial Officer)