Form 10-Q
period 2026-08-01
Marvell Technology, Inc.
filed 2026-08-28
CIK 1835632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of shares of common stock of the registrant outstanding as of August 21, 2026 was 876.9 million.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share)

	August 1, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$3,932.8	$2,638.8
Accounts receivable, net	2,218.4	2,186.6
Inventories	1,360.6	1,388.0
Prepaid expenses and other current assets	407.5	247.2
Total current assets	7,919.3	6,460.6
Property and equipment, net	1,071.0	935.0
Goodwill	13,873.9	11,062.2
Acquired intangible assets, net	2,346.6	1,754.7
Deferred tax assets	322.3	345.9
Other non-current assets	2,021.5	1,726.9
Total assets	$27,554.6	$22,285.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$797.9	$1,073.8
Accrued liabilities	1,425.8	1,337.1
Accrued employee compensation	275.8	309.8
Short-term debt	—	499.8
Total current liabilities	2,499.5	3,220.5
Long-term debt	4,962.9	3,970.8
Other non-current liabilities	1,560.6	785.6
Total liabilities	9,023.0	7,976.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.002 par value; 8.0 shares authorized; 2.0 shares issued and outstanding as of August 1, 2026 of Series A Convertible Preferred Stock (none issued and outstanding as of January 31, 2026)	—	—
Common stock, $0.002 par value	1.8	1.7
Additional paid-in capital	16,939.2	12,950.9
Retained earnings	1,590.6	1,355.8
Total stockholders’ equity	18,531.6	14,308.4
Total liabilities and stockholders’ equity	$27,554.6	$22,285.3

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net revenue	$2,739.3	$2,006.1	$5,157.1	$3,901.4
Cost of goods sold	1,283.7	995.5	2,440.7	1,938.4
Gross profit	1,455.6	1,010.6	2,716.4	1,963.0
Operating expenses:
Research and development	741.1	519.0	1,393.4	1,026.7
Selling, general and administrative	257.6	192.8	516.0	379.2
Restructuring related charges (gains), net	(2.8)	8.7	7.9	(3.6)
Total operating expenses	995.9	720.5	1,917.3	1,402.3
Operating income	459.7	290.1	799.1	560.7
Interest expense	(61.6)	(51.9)	(114.4)	(100.6)
Other expense, net	(19.8)	(4.5)	(223.1)	(10.5)
Interest and other loss, net	(81.4)	(56.4)	(337.5)	(111.1)
Income before income taxes	378.3	233.7	461.6	449.6
Provision for income taxes	70.3	38.9	119.1	76.9
Net income	$308.0	$194.8	$342.5	$372.7

Net income per share — basic	$0.34	$0.23	$0.39	$0.43

Net income per share — diluted	$0.33	$0.22	$0.38	$0.43

Weighted-average shares outstanding - common stock and preferred stock assuming conversion:
Basic	897.4	862.6	889.6	863.7
Diluted	921.2	870.4	907.1	873.0
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$308.0	$194.8	$342.5	$372.7
Other comprehensive income, net of tax
Net change in unrealized gain cash flow hedges	—	0.7	—	0.2
Other comprehensive income, net of tax	—	0.7	—	0.2
Comprehensive income, net of tax	$308.0	$195.5	$342.5	$372.9

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance at January 31, 2026	—	$—	847.3	$1.7	$12,950.9	$1,355.8	$14,308.4
Net income	—	—	—	—	—	34.5	34.5
Issuance of Series A Convertible Preferred Stock in connection with a securities purchase agreement, net of issuance cost	2.0	—	—	—	1,999.6	—	1,999.6
Issuance of common stock in connection with equity incentive plans	—	—	2.9	—	3.3	—	3.3
Tax withholdings related to net share settlement of restricted stock units	—	—	—	—	(227.2)	—	(227.2)
Issuance of common stock in connection with acquisitions	—	—	26.8	0.1	2,097.9	—	2,098.0
Replacement equity awards attributable to pre-acquisition service	—	—	—	—	33.4	—	33.4
Vestings of common stock in connection with customer warrant	—	—	—	—	10.9	—	10.9
Stock-based compensation	—	—	—	—	208.7	—	208.7
Repurchases of common stock	—	—	(1.4)	—	(200.0)	—	(200.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(53.8)	(53.8)
Balance at May 2, 2026	2.0	$—	875.6	$1.8	$16,877.5	$1,336.5	$18,215.8
Net income	—	—	—	—	—	308.0	308.0
Issuance of common stock in connection with equity incentive plans	—	—	2.3	—	54.2	—	54.2
Tax withholdings related to net share settlement of restricted stock units	—	—	—	—	(138.0)	—	(138.0)
Vestings of common stock in connection with customer warrant	—	—	—	—	11.3	—	11.3
Stock-based compensation	—	—	—	—	334.2	—	334.2
Repurchases of common stock	—	—	(1.1)	—	(200.0)	—	(200.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(53.9)	(53.9)
Balance at August 1, 2026	2.0	$—	876.8	$1.8	$16,939.2	$1,590.6	$18,531.6

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance at February 1, 2025	866.0	$1.7	$14,534.1	$0.4	$(1,109.2)	$13,427.0
Net income	—	—	—	—	177.9	177.9
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)
Issuance of common stock in connection with equity incentive plans	1.8	—	0.6	—	—	0.6
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.2)	—	—	(50.2)
Vestings of common stock in connection with customer warrant	—	—	6.8	—	—	6.8
Stock-based compensation	—	—	142.9	—	—	142.9
Repurchases of common stock	(5.6)	—	(340.0)	—	—	(340.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.8)	(51.8)
Balance at May 3, 2025	862.2	$1.7	$14,294.2	$(0.1)	$(983.1)	$13,312.7
Net income	—	—	—	—	194.8	194.8
Other comprehensive income	—	—	—	0.7	—	0.7
Issuance of common stock in connection with equity incentive plans	2.6	—	50.5	—	—	50.5
Tax withholdings related to net share settlement of restricted stock units	—	—	(50.7)	—	—	(50.7)
Vestings of common stock in connection with customer warrant	—	—	12.3	—	—	12.3
Stock-based compensation	—	—	153.1	—	—	153.1
Repurchases of common stock	(2.7)	—	(200.0)	—	—	(200.0)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(51.7)	(51.7)
Balance at August 2, 2025	862.1	$1.7	$14,259.4	$0.6	$(840.0)	$13,421.7
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$342.5	$372.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.5	168.3
Stock-based compensation	533.8	295.7
Amortization of acquired intangible assets	440.1	489.4
Change in fair value of contingent consideration liability	433.7	—
Change in fair value of forward stock purchase contract	(131.0)	—
Restructuring related charges (gains), net	—	(14.0)
Deferred income taxes	38.7	(9.2)
Other expense, net	58.3	80.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(31.7)	(423.3)
Prepaid expenses and other assets	(333.7)	(93.4)
Inventories	36.9	(54.5)
Accounts payable	(333.6)	(68.1)
Accrued employee compensation	(40.1)	(90.8)
Accrued liabilities and other non-current liabilities	41.9	140.9
Net cash provided by operating activities	1,244.3	794.5
Cash flows from investing activities:
Purchases of technology licenses	(5.0)	(2.2)
Purchases of property and equipment	(282.4)	(166.3)
Proceeds from sales of property and equipment	—	27.3
Acquisitions, net of cash acquired	(1,270.9)	—
Other, net	6.6	(30.1)
Net cash used in investing activities	(1,551.7)	(171.3)
Cash flows from financing activities:
Repurchases of common stock	(400.0)	(540.0)
Proceeds from employee stock plans	57.5	51.1
Proceeds from issuance of preferred stock	2,000.0	—
Tax withholding paid on behalf of employees for net share settlement	(365.2)	(100.9)
Dividend payments to stockholders	(107.7)	(103.5)
Payments on technology license obligations	(56.6)	(54.3)
Proceeds from borrowings	998.9	1,198.6
Principal payments of debt	(500.0)	(790.6)
Other, net	(25.5)	(7.5)
Net cash provided by (used in) financing activities	1,601.4	(347.1)
Net increase in cash and cash equivalents	1,294.0	276.1
Cash and cash equivalents at beginning of period	2,638.8	948.3
Cash and cash equivalents at end of period	$3,932.8	$1,224.4
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology, Inc. (“MTI”), a Delaware corporation, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended August 1, 2026, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal 2026 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and those included in this Quarterly Report on Form 10-Q below. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2026 had a 52-week year. Fiscal 2027 is a 52-week year.

On February 2, 2026, the Company completed the acquisition of Celestial AI, Inc. (“Celestial”), a provider of a Photonic FabricTM technology platform purpose-built for next-generation scale-up interconnect. The acquisition of Celestial is expected to accelerate the Company’s connectivity strategy for next-generation AI and cloud data centers. The unaudited condensed consolidated financial statements include the operating results of Celestial for the period from date of acquisition through the Company’s second quarter ended August 1, 2026. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” for more information.

On February 10, 2026, the Company completed the acquisition of XConn Technologies Holdings, Ltd. (“XConn”), a provider of advanced peripheral component interconnect express (“PCIe”) and compute express link (“CXL”) switching silicon, which expands the Company’s switching portfolio and augments the Company’s Ultra Accelerator LinkTM (“UALinkTM”) scale-up switch team. The unaudited condensed consolidated financial statements include the operating results of XConn for the period from date of acquisition through the Company’s second quarter ended August 1, 2026. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” for more information.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies from the information provided in “Note 2 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, except as described below.

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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Revenue

Disaggregation of Revenue

The majority of the Company’s revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by end market (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2026	% of Total	August 2, 2025	% of Total	August 1, 2026	% of Total	August 2, 2025	% of Total
Net revenue by end market:
Data center	$2,171.5	79%	$1,490.5	74%	$4,004.2	78%	$2,931.1	75%
Communications and other	567.8	21%	515.6	26%	1,152.9	22%	970.3	25%
	$2,739.3		$2,006.1		$5,157.1		$3,901.4

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2026	% of Total	August 2, 2025	% of Total	August 1, 2026	% of Total	August 2, 2025	% of Total
Net revenue based on destination of shipment:
China	$1,161.5	42%	$583.4	29%	$2,219.4	43%	$1,292.3	33%
Taiwan	456.8	17%	541.2	27%	976.5	19%	868.5	22%
Singapore	337.3	12%	141.5	7%	497.3	10%	304.6	8%
United States	190.8	7%	310.8	15%	361.3	7%	616.0	16%
Other	592.9	22%	429.2	22%	1,102.6	21%	820.0	21%
	$2,739.3		$2,006.1		$5,157.1		$3,901.4

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

The following table summarizes net revenue disaggregated by customer type (in millions, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2026	% of Total	August 2, 2025	% of Total	August 1, 2026	% of Total	August 2, 2025	% of Total
Net revenue by customer type:
Direct customers	$1,364.9	50%	$1,191.4	59%	$2,553.8	50%	$2,260.7	58%
Distributors	1,374.4	50%	814.7	41%	2,603.3	50%	1,640.7	42%
	$2,739.3		$2,006.1		$5,157.1		$3,901.4

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liability balances are comprised of deferred revenue. The amount of revenue recognized during the six months ended August 1, 2026 that was included in the deferred revenue balance at January 31, 2026 was not material.

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

Customer Warrant

During fiscal 2025, the Company issued a warrant to a customer for the purchase of up to 4.2 million shares (“Fiscal 2025 Warrant Shares”) of the Company’s common stock at an exercise price of $87.77 per share. The warrant has an exercise term of seven years and a vesting term of five years. The Fiscal 2025 Warrant Shares vest primarily based on the customer’s achievement of qualifying product revenue milestones and are recognized as a reduction to revenue as qualifying revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $54.44 per share and a total fair value of $227.6 million using the Black-Scholes option pricing model. A total of 1.2 million Fiscal 2025 Warrant Shares were vested as of August 1, 2026.

During fiscal 2026, the Company issued a warrant to a customer for the purchase of up to 1.0 million shares (“Fiscal 2026 Warrant Shares”) of the Company’s common stock at an exercise price of $87.00 per share. The warrant has an exercise term of six years and a vesting term of five years. The Fiscal 2026 Warrant Shares vest based on the customer’s achievement of qualifying product revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $53.02 per share and a total fair value of $55.4 million using the Black-Scholes option pricing model. None of the Fiscal 2026 Warrant Shares have vested as of August 1, 2026.

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

Contingent on the achievement of specified revenue milestones, the Company may be required to pay additional cash and issue additional shares of its common stock through fiscal 2029. Contingent consideration liability was initially measured at fair value at the acquisition date and included as part of consideration transferred. The contingent consideration liability will be remeasured at fair value at each reporting date with changes recognized in Other expense, net in the Company’s unaudited condensed consolidated statements of operations. See “Note 6 – Fair Value Measurements” for additional information.

The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Celestial acquisition is not expected to be deductible for tax purposes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes the total purchase consideration for Celestial (in millions):

Cash consideration (1)	$1,276.0
Common stock issued (24.5 million shares of the Company's common stock)	1,929.0
Stock consideration for replacement equity awards attributable to pre-combination service	12.9
Contingent consideration	315.8
Total purchase consideration	3,533.7
Less: Cash and cash equivalents acquired	(302.8)
Total purchase consideration, net of cash acquired	$3,230.9

(1) During the second quarter of fiscal 2027, the Company recognized a measurement period adjustment of $3.7 million related to the final settlement of the revised holdback liability which reduced cash consideration.

The purchase consideration allocation set forth herein is preliminary and may be revised with adjustments to goodwill as additional information becomes available during the measurement period from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.

The purchase price allocation for Celestial is as follows (in millions):

	Previously Reported May 2, 2026 (Preliminary)	Measurement Period Adjustment	August 1, 2026
Cash and cash equivalents	$302.8	$—	$302.8
Goodwill	2,404.4	(10.2)	2,394.2
Acquired intangible assets, net	951.0	—	951.0
Deferred tax liabilities	(94.3)	(1.8)	(96.1)
Other, net	(26.5)	8.3	(18.2)
Total purchase consideration	$3,537.4	$(3.7)	$3,533.7

The preliminary amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-Q for the quarter ended May 2, 2026. The measurement period adjustments were associated with a partial release of a holdback and adjustments for other prepayments and accruals, as well as the related impacts on the deferred tax liabilities. The Company does not believe that the measurement period adjustments have a material impact on its consolidated statements of operations, balance sheets, or cash flows in any periods previously reported.

In connection with the Celestial acquisition, the Company recognized $1.0 million and $30.1 million of acquisition-related transaction costs, which primarily consisted of legal and professional fees, during the three and six months ended August 1, 2026, respectively.

Revenue and earnings of Celestial since the acquisition date were not material.

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information presents the combined results of operations as if Celestial had been acquired as of beginning of fiscal 2026. The pro forma information includes non-recurring adjustments for (i) amortization and depreciation for property and equipment and technology licenses, (ii) stock-based compensation expense, and (iii) acquisition related costs. For the six months ended August 1, 2026 and August 2, 2025, pro forma net income was $402.7 million and $242.7 million, respectively.

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

Acquisition-related transaction costs in connection with the XConn acquisition were not material for the six months ended August 1, 2026. Pro forma financial information, as well as the revenue and earnings of XConn since the acquisition date, were not material for the periods presented.

Note 5. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of August 1, 2026 and January 31, 2026 was $13.9 billion and $11.1 billion, respectively. During the first quarter of fiscal 2027, the Company completed the acquisitions of Celestial and XConn, and an immaterial acquisition, which collectively increased goodwill by approximately $2.8 billion. During the second quarter of fiscal 2027, goodwill decreased due to measurement period adjustments. See “Note 4 – Business Combinations” for further information.

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

As of August 1, 2026 and January 31, 2026, net carrying amounts excluding fully amortized intangible assets are as follows (in millions, except for weighted-average remaining amortization period):

	August 1, 2026
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$3,231.0	$(2,414.6)	$816.4	3.4
Customer contracts and related relationships	2,005.0	(1,771.8)	233.2	1.0
Total acquired amortizable intangible assets	$5,236.0	$(4,186.4)	$1,049.6	2.9
In-process research and development	1,297.0	—	1,297.0	n/a
Total acquired intangible assets	$6,533.0	$(4,186.4)	$2,346.6

	January 31, 2026
	Gross Carrying Amounts	Accumulated Amortization and Impairment	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$4,625.0	$(3,546.0)	$1,079.0	3.3
Customer contracts and related relationships	2,001.0	(1,627.5)	373.5	1.4
Trade names	50.0	(47.8)	2.2	0.2
Total acquired amortizable intangible assets	$6,676.0	$(5,221.3)	$1,454.7	2.8
In-process research and development	300.0	—	300.0	n/a
Total acquired intangible assets	$6,976.0	$(5,221.3)	$1,754.7

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. Each IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point, the IPR&D is reclassified as an amortizable acquired intangible asset and amortized over the asset’s estimated useful life. Useful lives for these IPR&D projects are expected to range between 6 to 13 years. In the event the IPR&D is abandoned, the related assets will be written off.

Amortization expense for acquired intangible assets for the three and six months ended August 1, 2026 was $214.9 million and $440.1 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended August 2, 2025 was $243.7 million and $489.4 million, respectively.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of August 1, 2026 (in millions):

Fiscal Year	Amount
Remainder of 2027	$385.3
2028	292.7
2029	139.6
2030	117.2
2031	60.8
Thereafter	54.0
$1,049.6

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

The tables below set forth, by level, the Company’s assets that are measured at fair value on a recurring basis. The tables do not include assets that are measured at historical cost or any basis other than fair value (in millions):

	Fair Value Measurements at August 1, 2026
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$194.0	$—	$194.0
Prepaid expenses and other current assets:
Forward stock purchase contract	—	—	131.0	131.0
Other non-current assets:
Marketable equity investments	25.5	—	—	25.5
Securities under the NQDC plan	9.1	—	—	9.1
Severance pay fund	—	0.8	—	0.8
Total assets	$34.6	$194.8	$131.0	$360.4
Liabilities
Other non-current liabilities:
Contingent consideration liability	$—	$—	$749.5	$749.5
Total liabilities	$—	$—	$749.5	$749.5

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	Fair Value Measurements at January 31, 2026
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$72.7	$—	$72.7
Other non-current assets:
Marketable equity investments	21.7	—	—	21.7
Securities under the NQDC plan	3.9	—	—	3.9
Severance pay fund	—	0.7	—	0.7
Total assets	$25.6	$73.4	$—	$99.0

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

The following table presents the changes in contingent consideration liability (in millions):

	Three months ended August 1, 2026	Six months ended August 1, 2026
Balance at beginning of period	$647.6	$—
Initial measurement on acquisition date	—	315.8
Change in fair value	101.9	433.7
Balance at August 1, 2026	$749.5	$749.5

In April 2026, the Company entered into a cash‑settled forward stock purchase contract to manage its exposure to changes in the Company’s stock price related to the contingent consideration arrangement associated with the Celestial acquisition. The contract has a notional amount of $300.0 million and a term of twelve months. The forward stock purchase contract is classified within Level 3 of the fair value hierarchy because the Monte Carlo simulation valuation model uses historical stock price volatility and the Company’s credit spread, both of which are unobservable inputs. The use of observable inputs in place of the unobservable inputs in the Company’s valuation model would not materially change the fair value. During the three and six months ended August 1, 2026, the Company recognized an unrealized gain of $49.9 million and $131.0 million, respectively, related to the forward stock purchase contract, which was recorded in Other expense, net in the Company’s unaudited condensed consolidated statements of operations.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The carrying value of investments in non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or for impairment. These securities relate to equity investments in privately-held companies. These items measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because the value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights and obligations of the securities held. As of August 1, 2026 and January 31, 2026, non-marketable equity investments had a carrying value of $156.2 million and $129.6 million, respectively, and are included in other non-current assets in the Company’s unaudited condensed consolidated balance sheets. Unrealized net gain including observable price changes for the three and six months ended August 1, 2026 and August 2, 2025 was not material.

Fair Value of Debt

The Company classified its senior notes as Level 2 in the fair value hierarchy as there are quoted prices from less active markets for the notes. The estimated aggregate fair value of the unsecured senior notes was $4.9 billion at August 1, 2026 and $4.5 billion at January 31, 2026. See “Note 7 – Debt” for additional information.

Note 7. Debt

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company’s outstanding debt at August 1, 2026 and January 31, 2026 (in millions):

	Effective Interest Rate	August 1, 2026	January 31, 2026
Face Value Outstanding:
4.875% MTG/MTI 2028 Senior Notes	4.940% / 4.988%	$499.9	$499.9
1.650% 2026 Senior Notes	1.839%	—	500.0
2.450% 2028 Senior Notes	2.554%	750.0	750.0
5.750% 2029 Senior Notes	5.891%	500.0	500.0
4.750% 2030 Senior Notes	4.880%	500.0	500.0
2.950% 2031 Senior Notes	3.043%	750.0	750.0
5.950% 2033 Senior Notes	6.082%	500.0	500.0
5.450% 2035 Senior Notes	5.531%	500.0	500.0
5.300% 2036 Senior Notes	5.358%	1,000.0	—
Total borrowings		$4,999.9	$4,499.9
Less: Unamortized debt discount and issuance cost		(37.0)	(29.3)
Net carrying amount of debt		$4,962.9	$4,470.6
Less: Current portion (1)		—	499.8
Non-current portion		$4,962.9	$3,970.8

(1) The weighted-average interest rate on short-term debt outstanding at January 31, 2026 was 1.650%.

2025 Revolving Credit Facility

On June 30, 2025, the Company entered into an agreement to amend and restate the credit facility to increase the borrowing capacity to $1.5 billion (as so amended and restated, the “2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility has a 5-year term and a stated floating interest rate which equates to an adjusted term SOFR plus an applicable margin. The borrowings from the 2025 Revolving Credit Facility will be used for general corporate purposes of the Company. The Company may prepay any borrowings at any time without premium or penalty. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company’s senior unsecured long-term indebtedness. The annual unused commitment fee rate was 0.125% at August 1, 2026.

As of August 1, 2026, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The 2025 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters. As of August 1, 2026, the Company was in compliance with its debt covenants for the revolving line of credit agreement.

2026 Senior Unsecured Notes

The 2026 Senior Notes, due on April 15, 2026, which had a remaining principal of $500.0 million, were repaid in full during the first quarter of fiscal 2027.

2036 Senior Unsecured Notes

On April 15, 2026, the Company completed an offering of $1.0 billion aggregate principal amount of the Company's 5.300% Senior Notes due 2036 (the "2036 Senior Notes").

The 2036 Senior Notes have a 10-year term and mature on April 15, 2036. The stated and effective interest rates for the 2036 Senior Notes are 5.300% and 5.358%, respectively. The Company may redeem the 2036 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in the 2036 Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the 2036 Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the 2036 Senior Notes at a price equal to 101% of the principal amount of the 2036 Senior Notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the 2036 Senior Notes also contains certain limited covenants restricting the Company's ability to incur certain liens, merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company's properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions. As of August 1, 2026, the Company had $1.0 billion borrowings outstanding from the 2036 Senior Notes.

Interest Expense and Future Contractual Maturities

During the three and six months ended August 1, 2026, the Company recognized $58.9 million and $108.9 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

During the three and six months August 2, 2025, the Company recognized $46.8 million and $91.6 million, respectively, of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding debt.

As of August 1, 2026, the aggregate future contractual maturities of the Company’s outstanding debt, at face value, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2027	$—
2028	—
2029	1,249.9
2030	500.0
2031	500.0
Thereafter	2,750.0
Total	$4,999.9

For additional information about the Company’s debt, see “Note 7 – Debt” in the Notes to Consolidated Financial Statements within Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

During the three months ended August 1, 2026 the Company recognized a net restructuring related gain of $3.0 million related to changes in accrual estimates. During the six months ended August 1, 2026, the Company recognized a net restructuring expense of $5.7 million relating to contractual obligation offset by the changes in accrual estimates.

During the three months ended August 2, 2025, the Company recognized net restructuring related charges of $8.7 million, mainly comprised of employee severance and related costs, and recognition of contractual obligations. During the six months ended August 2, 2025, the Company recognized a net restructuring gain of $3.6 million, mainly comprised of a gain on the sale of property affected by restructuring actions associated with project and facility reductions to optimize resources, partially offset by employee severance and related costs, and recognition of contractual obligations.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by major type of cost associated with the restructuring charges (in millions):

	Employee Severance and Related Costs	Other Exit-Related Costs	Total
Balance at January 31, 2026	$0.4	$257.1	$257.5
Charges	0.8	4.9	5.7
Net cash payments	(0.8)	(24.0)	(24.8)
Balance at August 1, 2026	0.4	238.0	238.4
Less: non-current portion	—	175.7	175.7
Current portion	$0.4	$62.3	$62.7

The current portion of the restructuring liability is comprised of $57.3 million and $5.4 million included as components of accrued liabilities and accounts payable, respectively, and the non-current portion of the restructuring liability is included as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Commitments

The Company’s commitments primarily consist of wafer purchase obligations with foundry partners, supply capacity reservation payment commitments with foundries and test and assembly partners, technology license fee obligations and minimum purchase commitments under technology service agreements. Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation, and in some cases, may result in incremental fees, loss of amounts paid in advance, or loss of priority to reserved capacity for a period of time. Such purchase commitments are summarized in the following table.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Future unconditional purchase commitments as of August 1, 2026, are as follows (in millions):

Fiscal Year	Purchase Commitments to Foundries and Test and Assembly Partners	Technology Services and License Fees
Remainder of 2027	$1,829.3	$94.1
2028	2,125.4	196.4
2029	2,178.3	146.1
2030	2,201.8	132.4
2031	66.0	63.4
Thereafter	118.1	33.9
Total unconditional purchase commitments	$8,518.9	$666.3

Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.

In addition, as of August 1, 2026, the Company had approximately $351.6 million of commitments for capital expenditures, the majority of which are expected to be paid within the next twelve months.

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

As of August 1, 2026, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 1.3 billion shares of $0.002 par value common stock.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

On March 31, 2026, the Company completed the issuance and sale of 2.0 million shares of Series A Convertible Preferred Stock, par value $0.002 per share (the “Series A Preferred Stock”), to NVIDIA Corporation (“NVIDIA”), for an aggregate purchase price of $2.0 billion. Each share of Series A Preferred Stock has a stated value of $1,000 and is initially convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion price of approximately $91.84 per share into an aggregate maximum of approximately 21.8 million shares of common stock, subject to the satisfaction of applicable regulatory requirements, including the expiration or termination of any applicable waiting period. Holders of the Series A Preferred Stock are entitled to receive dividends on an as‑converted basis in the same manner as holders of common stock, if and when such dividends are declared. In the event of a liquidation, dissolution, or winding up of the Company, holders of the Series A Preferred Stock participate pro rata with holders of common stock on an as‑converted basis. The Series A Preferred Stock has no redemption or preemptive rights. As of August 1, 2026, no shares of Series A Preferred Stock had been converted into common stock.

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

The Company recorded income tax expense of $70.3 million and $38.9 million for the three months ended August 1, 2026 and August 2, 2025, respectively. The increase in the Company’s tax provision was primarily driven by an increase in its pre-tax earnings. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings taxed at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, non-deductible adjustments to contingent consideration liability, (net of the tax impacts of the Company’s forward stock purchase contract), valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

The Company recorded income tax expense of $119.1 million and $76.9 million for the six months ended August 1, 2026 and August 2, 2025, respectively. The increase in the Company’s tax provision was primarily driven by an increase in its pre-tax earnings. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings taxed at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, non-deductible adjustments to contingent consideration liability, (net of the tax impacts of the Company’s forward stock purchase contract), valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation.

The Company is subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which the Company operates. As a result of this legislation, the Company’s foreign earnings are generally subject to a minimum tax rate of 15%. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two, specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. In certain jurisdictions, local legislative action is needed to effectuate the “side by side system” and cannot be considered in the Company’s accounting estimates until enactment. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on the Company’s provision for income taxes, the Company’s financial results, and the Company’s earnings and cash flows.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act and modifies certain provisions of the U.S. International tax framework. Certain provisions of the 2025 Tax Act became effective in fiscal year 2027. The Company’s tax provision for the August 1, 2026 period includes the impact of the 2025 Tax Act. The Company will continue to evaluate the impact of the 2025 Tax Act on its income taxes.

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Net Income Per Share

The computations of basic and diluted net income per share are presented in the following table (in millions, except per share amounts):

	Three Months Ended				Six Months Ended
	August 1, 2026			August 2, 2025	August 1, 2026			August 2, 2025
	Common Stock	Series A Preferred Stock	Consolidated		Common Stock	Series A Preferred Stock	Consolidated
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$247.9	$6.2	$254.1		$230.9	$3.9	$234.8
Dividends declared	52.6	1.3	53.9		105.1	2.6	107.7
Net income — basic	$300.5	$7.5	$308.0	$194.8	$336.0	$6.5	$342.5	$372.7

Denominator:
Weighted-average shares outstanding — basic	875.6	21.8	897.4	862.6	874.9	14.7	889.6	863.7

Net income per share — basic	$0.34	$0.34	$0.34	$0.23	$0.38	$0.44	$0.39	$0.43

Diluted net income per share:
Numerator:
Net income — basic	$300.5	$7.5	$308.0		$336.0	$6.5	$342.5
Allocation of earnings assuming conversion of preferred stock	7.5	—	*		6.5	—	*
Net income — diluted	$308.0	$7.5	$308.0	$194.8	$342.5	$6.5	$342.5	$372.7

Denominator:
Weighted-average shares outstanding — basic	875.6	21.8	897.4	862.6	874.9	14.7	889.6	863.7
Effect of dilutive securities:
Stock-based awards and warrant shares	23.8	—	23.8	7.8	17.5	—	17.5	9.3
Conversion of preferred stock	21.8	—	*	—	14.7	—	*
Weighted-average shares outstanding — diluted	921.2	21.8	921.2	870.4	907.1	14.7	907.1	873.0

Net income per share — diluted	$0.33	$0.34	$0.33	$0.22	$0.38	$0.44	$0.38	$0.43

Anti-dilutive potential common shares			0.4	4.5			0.4	5.0
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

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table presents a summary of consolidated net income inclusive of significant segment expenses and other expense information provided to the CODM (in millions):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net revenue	$2,739.3	$2,006.1	$5,157.1	$3,901.4
Less:
Product costs (a)	1,125.3	814.7	2,119.3	1,576.5
Employee compensation and related in operating expenses	434.3	338.6	850.4	686.5
Amortization of acquired intangible assets	214.9	243.7	440.1	489.4
Restructuring related charges (gains), net	(3.0)	8.7	5.7	(3.6)
Stock-based compensation	326.2	153.6	533.8	295.7
Engineering design related costs	86.9	66.0	159.5	116.7
Interest expense	61.6	51.9	114.4	100.6
Change in fair value of contingent consideration liability, net of forward stock purchase contract	52.0	—	302.7	—
Provision for income taxes	70.3	38.9	119.1	76.9
Other segment items (b)	62.8	95.2	169.6	190.0
Net income	$308.0	$194.8	$342.5	$372.7

(a)Includes material, labor and other product related costs, excluding the other categories above.
(b)Includes depreciation and amortization expenses, facilities expenses, legal expenses, interest income and other income and expenses.

This expense information is based on management’s internal view of expense classification when reviewing aspects of financial and operating performance of the business, and may not be representative of expense classification that is comparable to other peer companies’ internal management views. As a result, this expense information should not be considered in isolation or as substitute for analysis of Marvell’s results in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Note 14. Supplemental Financial Information (in millions)

Consolidated Balance Sheets

Accounts Receivable, net

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. Total trade accounts receivable sold under the factoring arrangement was $111.1 million and $412.0 million for the three and six months ended August 1, 2026, respectively, of which $111.1 million remained subject to servicing by the Company as of August 1, 2026. Total trade accounts receivable sold under the factoring arrangement was $237.2 million and $526.8 million for the three and six months ended August 2, 2025, respectively, of which $142.0 million remained subject to servicing by the Company as of August 2, 2025. Factoring fees for the sales of receivables were recorded in Other expense, net and were not material for three and six months ended August 1, 2026 and August 2, 2025.

	August 1, 2026	January 31, 2026
Inventories:
Work-in-process	$1,057.0	$1,105.6
Finished goods	303.6	282.4
Inventories	$1,360.6	$1,388.0

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 1, 2026	January 31, 2026
Property and equipment, net:
Machinery and equipment	$2,053.7	$1,825.2
Land, buildings, and leasehold improvements	349.9	338.8
Computer software	147.3	137.1
Furniture and fixtures	45.1	41.5
	2,596.0	2,342.6
Less: Accumulated depreciation	(1,525.0)	(1,407.6)
Property and equipment, net	$1,071.0	$935.0

	August 1, 2026	January 31, 2026
Other non-current assets:
Prepaid ship and debits	$588.0	$584.2
Prepayments on supply capacity reservation agreements	487.0	278.8
Operating lease right-of-use assets	291.6	284.1
Technology licenses	256.9	296.3
Non-marketable equity investments	156.2	129.6
Other	241.8	153.9
Other non-current assets	$2,021.5	$1,726.9

	August 1, 2026	January 31, 2026
Accrued liabilities:
Variable consideration estimates (1)	$777.7	$713.8
Accrued income tax payable	163.7	228.3
Technology license obligations	96.2	84.1
Lease liabilities - current portion	59.3	56.5
Accrued restructuring	57.3	55.1
Other	271.6	199.3
Accrued liabilities	$1,425.8	$1,337.1

(1)Substantially all of the variable consideration estimate is comprised of the ship and debit claims accrual, but also includes estimated customer returns, price discounts, price protection, rebates, and stock rotation programs.

	August 1, 2026	January 31, 2026
Other non-current liabilities:
Contingent consideration liability	$749.5	$—
Lease liabilities - non-current	263.9	263.2
Non-current restructuring liabilities	175.7	193.9
Deferred tax liabilities	125.0	20.5
Technology license obligations	123.8	160.4
Non-current income tax payable	85.7	117.4
Other	37.0	30.2
Other non-current liabilities	$1,560.6	$785.6

MARVELL TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income (Loss)

For the three and six months ended August 1, 2026, there were no reconciling differences between net income and comprehensive income.

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

Consolidated Statements of Cash Flows

The noncash consideration paid for the acquisitions of Celestial and XConn was $2.5 billion for the six months ended August 1, 2026.

Stock Repurchase Program

On September 24, 2025, the Company’s Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program (collectively, the Stock Repurchase Program), increasing the total repurchase authority to $9.7 billion. The Company's stock repurchase program commenced in fiscal 2017, and has no fixed expiration. As of August 1, 2026, $5.1 billion remained available for future stock repurchases. The Company intends to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program is subject to market conditions, legal rules and regulations, and other factors, and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

During the three and six months ended August 1, 2026, the Company repurchased 1.1 million and 2.5 million shares of its common stock for $200.0 million and $400.0 million, respectively, including 1.1 million and 1.9 million shares repurchased for $200.0 million and $320.0 million, respectively, pursuant to a 10b5-1 trading plan. During the three and six months ended August 2, 2025, the Company repurchased 2.7 million and 8.3 million shares of its common stock for $200.0 million and $540.0 million, respectively. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

Note 15. Subsequent Event

Subsequent to quarter end, the Company issued a warrant to a customer to purchase an aggregate of up to 59.0 million of the Company’s common stock at an exercise price of $206.58 per share over a seven year term expiring in August 2033. The warrant is eligible for vesting from the Company's third quarter of fiscal 2027 through the end of fiscal 2033, upon meeting certain revenue milestone conditions or time-based conditions.

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
•risks related to our dependence on a limited number of suppliers of critical materials, including components, within our supply chain, and potential inability to obtain sufficient advance node wafers from Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as well as to obtain other critical components from other suppliers, to meet customer demand and our forecasts;
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions; as well as risks related to global economic conditions such as the current armed conflict in Israel and the Middle East;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products, and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
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

Net revenue in the second quarter of fiscal 2027 was $2.7 billion and was 37% higher than net revenue in the second quarter of fiscal 2026. This was due to increases in sales from the data center end market by 46%, and from the communications and other end market by 10%. The increase was partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

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

The unaudited condensed consolidated financial statements include the operating results of Celestial and XConn for the period from the dates of acquisition through our second quarter ended August 1, 2026. See “Note 4 – Business Combinations” and “Note 5 – Goodwill and Acquired Intangible Assets, Net” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Subsequent to quarter end, we issued a warrant to a customer to purchase an aggregate of up to 59.0 million of our common stock at an exercise price of $206.58 per share over a seven year term expiring in August 2033. The warrant is eligible for vesting from our third quarter of fiscal 2027 through the end of fiscal 2033, upon meeting certain revenue milestone conditions or time-based conditions.

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

Ultimate realization of the incentives is subject to satisfying certain criteria over the course of the incentive periods and government agency reviews and audits of qualifying activities. We cannot guarantee that we will meet the criteria over the relevant incentive periods, and any failure to meet these criteria, or any change in the current law or government regulations may result in a clawback of some or all of the incentives and a corresponding reversal of any benefit recognized.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under the program authorized by our Board of Directors, we may repurchase shares of our common stock in the open market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations, and other corporate considerations, as determined by our management team. During the six months ended August 1, 2026, we repurchased 2.5 million shares of our common stock for $400.0 million. As of August 1, 2026, $5.1 billion remained available for future stock repurchases.

We returned $507.7 million to stockholders in the six months ended August 1, 2026 through $400.0 million in repurchases of shares of our common stock and $107.7 million in cash dividends.

Cash and Short-Term Investments. Our cash and cash equivalents were $3.9 billion at August 1, 2026, which were $1.3 billion higher than our balance at January 31, 2026 of $2.6 billion.

Sales and Customer Composition. Our accounts receivable were concentrated with four customers at August 1, 2026, who represented a total of 72% of gross accounts receivable, compared with five customers at August 2, 2025, who represented a total of 73% of gross accounts receivable. Net revenue attributable to significant customers including both distributor and direct customers whose revenues represented 10% or more of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Direct Customer:
Customer A	16%	16%	16%	16%
Distributor:
Distributor A	44%	34%	45%	35%

We regularly monitor the creditworthiness of our distributor and direct customers, and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers with operations located outside of the United States, primarily in Asia, and a majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 84% of our net revenue in the three and six months ended August 1, 2026, and approximately 76% and 75% of our net revenue in the three and six months ended August 2, 2025, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended August 1, 2026 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.9	49.6	47.3	49.7
Gross profit	53.1	50.4	52.7	50.3
Operating expenses:
Research and development	27.0	25.9	27.0	26.3
Selling, general and administrative	9.4	9.6	10.0	9.7
Restructuring related charges (gain), net	(0.1)	0.4	0.2	(0.1)
Total operating expenses	36.3	35.9	37.2	35.9
Operating income	16.8	14.5	15.5	14.4
Interest and other loss, net	(3.0)	(2.9)	(6.5)	(2.9)
Income before income taxes	13.8	11.6	9.0	11.5
Provision for income taxes	2.6	1.9	2.3	1.9
Net income	11.2%	9.7%	6.7%	9.6%

Three and six months ended August 1, 2026 and August 2, 2025

Net Revenue

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Net revenue	$2,739.3	$2,006.1	36.5%	$5,157.1	$3,901.4	32.2%

Our net revenue for the three months ended August 1, 2026 increased by $733.2 million, or 37%, compared to net revenue for the three months ended August 2, 2025. This was primarily due to a 46% increase in sales from the data center end market which benefited from strong AI-related demand. Sales from the communications and other end market also increased by 10%, which has continued to recover due to normalizing customer inventory levels, partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Our net revenue for the six months ended August 1, 2026 increased by $1.3 billion, or 32%, compared to net revenue for the six months ended August 2, 2025. This was primarily due to a 37% increase in sales from the data center end market which benefited from strong AI-related demand. Sales from the communications and other end market also increased by 19%, which has continued to recover due to normalizing customer inventory levels, partially offset by a decrease in sales from our automotive ethernet product portfolio due to the divestiture of our automotive ethernet business at the beginning of the third quarter of fiscal 2026.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Cost of goods sold	$1,283.7	$995.5	29.0%	$2,440.7	$1,938.4	25.9%
% of net revenue	46.9%	49.6%		47.3%	49.7%
Gross profit	$1,455.6	$1,010.6	44.0%	$2,716.4	$1,963.0	38.4%
% of net revenue	53.1%	50.4%		52.7%	50.3%

Cost of goods sold as a percentage of net revenue decreased for the three and six months ended August 1, 2026, compared to the three and six months ended August 2, 2025, which was primarily due to better cost absorption driven by higher revenues and better product mix. As a result, gross margin for the three and six months ended August 1, 2026, increased by 2.7 and 2.4 percentage points, respectively compared to the three and six months ended August 2, 2025.

Research and Development

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Research and development	$741.1	$519.0	42.8%	$1,393.4	$1,026.7	35.7%
% of net revenue	27.0%	25.9%		27.0%	26.3%

Research and development expense increased by $222.1 million in the three months ended August 1, 2026 compared to the three months ended August 2, 2025. The increase was primarily due to higher overall spending to support our R&D initiatives, including increased employee compensation and related costs, primarily driven by growth in headcount including the addition of new employees from our recent acquisitions.

Research and development expense increased by $366.7 million in the six months ended August 1, 2026 compared to the six months ended August 2, 2025. The increase was primarily due to higher overall spending to support our R&D initiatives, including increased employee compensation and related costs, primarily driven by growth in headcount including the addition of new employees from our recent acquisitions. The increase is also due to higher acquisition related costs of $21.9 million.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Selling, general and administrative	$257.6	$192.8	33.6%	$516.0	$379.2	36.1%
% of net revenue	9.4%	9.6%		10.0%	9.7%

Selling, general and administrative expense increased by $64.8 million in the three months ended August 1, 2026 compared to the three months ended August 2, 2025. The increase was primarily due to an increase in employee compensation and related costs.

Selling, general and administrative expense increased by $136.8 million in the six months ended August 1, 2026 compared to the six months ended August 2, 2025. The increase was primarily due to higher acquisition related costs of $44.8 million, as well as an increase in employee compensation and related costs.

Restructuring Related Charges (Gains), Net

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Restructuring related charges (gains), net	$(2.8)	$8.7	*	$7.9	$(3.6)	*
% of net revenue	(0.1)%	0.4%		0.2%	(0.1)%
*Not meaningful.

We recognized net restructuring related gain of $2.8 million in the three months ended August 1, 2026 and net restructuring related charges of $7.9 million in the six months ended August 1, 2026 as we continued to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest and Other Loss, Net

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Interest expense	$(61.6)	$(51.9)	18.7%	$(114.4)	$(100.6)	13.7%
Other expense, net	(19.8)	(4.5)	340.0%	(223.1)	(10.5)	*
Interest and other loss, net	$(81.4)	$(56.4)	44.3%	$(337.5)	$(111.1)	203.8%
% of net revenue	(3.0)%	(2.9)%		(6.5)%	(2.9)%
*Not meaningful.

Interest and other loss, net increased by $25.0 million in the three months ended August 1, 2026 compared to the three months ended August 2, 2025. The increase was primarily due to a $101.9 million increase in fair value of the contingent consideration liability associated with the Celestial acquisition, partially offset by an unrealized gain of $49.9 million from the forward stock purchase contract and higher interest income in the three months ended August 1, 2026.

Interest and other loss, net increased by $226.4 million in the six months ended August 1, 2026 compared to the six months ended August 2, 2025. The increase was primarily due to a $433.7 million increase in fair value of the contingent consideration liability associated with the Celestial acquisition, partially offset by an unrealized gain of $131.0 million from the forward stock purchase contract and higher net unrealized gains from equity investments and higher interest income in the six months ended August 1, 2026.

Provision for income taxes

	Three Months Ended			Six Months Ended
	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change

	(in millions, except percentage)
Provision for income taxes	$70.3	$38.9	80.7%	$119.1	$76.9	54.9%

Our income tax expense for the three months ended August 1, 2026 was $70.3 million compared to a tax expense of $38.9 million for the three months ended August 2, 2025. The increase in our tax provision was primarily driven by an increase in our pre-tax earnings. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of our earnings taxed at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, non-deductible adjustments to contingent consideration liability, (net of the tax impacts of our forward stock purchase contract), valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The recorded tax expense is based on year-to-date pre-tax results, forecasted pre-tax results, forecasted annual tax expense and discrete adjustments for the respective periods.

Our income tax expense for the six months ended August 1, 2026 was $119.1 million compared to a tax expense of $76.9 million for the six months ended August 2, 2025. The increase in our tax provision was primarily driven by an increase in our pre-tax earnings. These amounts differed from the U.S. federal statutory tax rate of 21%, primarily due to a substantial portion of our earnings taxed at rates lower than the U.S. statutory rate, net of the impact of U.S. taxation of foreign operations, benefits from tax credits, non-deductible adjustments to contingent consideration liability, (net of the tax impacts of the Company’s forward stock purchase contract), valuation allowance releases as well as discrete tax benefits and expenses for excess deductions and deficiencies on stock-based compensation. The recorded tax expense is based on year-to-date pre-tax results, forecasted pre-tax results, forecasted annual tax expense and discrete adjustments for the respective periods.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act and modifies certain provisions of the U.S. International tax framework. Certain provisions of the 2025 Tax Act became effective in fiscal year 2027. Our tax provision for the August 1, 2026 period includes the impact of the 2025 Tax Act. We will continue to evaluate the impact of the 2025 Tax Act on our income taxes.

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

We are subject to legislation based on the Organization for Economic Cooperation and Development’s 15% global minimum tax regime which applies to the majority of countries in which we operate. As a result of this legislation, our foreign earnings are generally subject to a minimum tax rate of 15%. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two, specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. In certain jurisdictions, local legislative action is needed to effectuate the “side by side system” and cannot be considered in our accounting estimate until enactment. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

Liquidity and Capital Resources

Our principal source of liquidity as of August 1, 2026 consisted of approximately $3.9 billion of cash and cash equivalents, of which approximately $1.7 billion was held by subsidiaries outside of the United States, a portion of which are deemed to be indefinitely reinvested. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States.

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

As of August 1, 2026, we had total borrowings outstanding of $5.0 billion, consisting of senior notes outstanding.

On April 15, 2026, we completed a debt offering and issued $1.0 billion Senior Notes with a 10-year term due in 2036 (“2036 Senior Notes”). We used a portion of the net proceeds from the 2036 Senior Notes to repay the $500.0 million 2026 Senior Notes at maturity.

We have a revolving credit facility with a borrowing capacity of up to $1.5 billion and a 5-year term (“2025 Revolving Credit Facility”). As of August 1, 2026, the 2025 Revolving Credit Facility was undrawn and is available for draw down through June 30, 2030.

For a description of our contractual obligations including debt and purchase commitments, see “Note 7 – Debt,” and “Note 9 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy. During the three and six months ended August 1, 2026, we generated cash from operations from the sale of certain trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. See “Note 14 – Supplemental Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended August 1, 2026 was $1.2 billion. We had a net income of $342.5 million adjusted for the following non-cash items: stock-based compensation expense of $533.8 million, amortization of acquired intangible assets of $440.1 million, change in fair value of contingent consideration liability of $433.7 million, depreciation and amortization of $188.5 million, unrealized gain on forward stock purchase contract of $131.0 million, deferred income tax of $38.7 million, and $58.3 million of net loss from other non-cash items. Cash outflow from working capital of $660.3 million for the six months ended August 1, 2026 was primarily driven by an increases in prepaid expenses and other assets, and a decrease in accounts payable. The increase in prepaid expenses and other assets was primarily due to payments made for capacity fees. The decrease in accounts payable is due to the timing of payments.

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

Cash Flows from Investing Activities

For the six months ended August 1, 2026, net cash used in investing activities of $1.6 billion was primarily driven by acquisitions, net of cash acquired of $1.3 billion, and purchases of property and equipment of $282.4 million.

For the six months ended August 2, 2025, net cash used in investing activities of $171.3 million was primarily driven by purchases of property and equipment of $166.3 million, partially offset by proceeds from sales of property and equipment of $27.3 million.

Cash Flows from Financing Activities

For the six months ended August 1, 2026, net cash provided by financing activities of $1.6 billion was primarily attributable to $2.0 billion proceeds from issuance of preferred stock, and $1.0 billion proceeds from borrowings, partially offset by $500.0 million repayment of debt principal, $400.0 million repurchases of common stock, $365.2 million for tax withholding payments on behalf of employees for net share settlements, $107.7 million for payment of our quarterly dividends, and $56.6 million payments on technology license obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We typically invest our excess cash primarily in highly liquid debt instruments including money market funds and time deposits. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at August 1, 2026, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2026.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•risks related to our dependence on a limited number of suppliers of critical materials, including components, within our supply chain, and potential inability to obtain sufficient advance node wafers from Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as well as to obtain other critical components from other suppliers, to meet customer demand and our forecasts;
•risks related to changes in general macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions, as well as risks related to global economic conditions such as the current armed conflict in Israel and the Middle East;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the costs and production of our products, and constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
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

World-wide markets for our data center and communications related products may not evolve in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on our data center and communications products may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the data center and communications markets evolve in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ need in these markets, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for data center and communication products are still evolving, demand for these products may be unpredictable and may vary significantly from one period to another. For example, AI-related data center deployment may happen more slowly than our customers or the market anticipate if developers face labor shortages, supply chain bottlenecks, power and water procurement constraints, permitting delays, and heightened community opposition to proposed data center projects. Public resistance to data center siting has intensified as the scale of AI-era facilities has grown, with concerns centered on strain to local energy grids and water supplies, increased consumer utility rates, persistent industrial noise, diminished air quality, loss of open space or rural character, and limited local employment relative to the resources consumed. These concerns have led to organized opposition, rezoning denials, litigation, and legislative action at the state and local levels. Because our data center business depends in part on the timing and scale of our customers' AI infrastructure deployments, any delay, reduction, or geographic limitation in data center buildout resulting from these factors could delay or reduce demand for our products and adversely affect our revenue growth and results of operations. In addition, these markets may not develop as anticipated if AI training and inference costs drop dramatically due to customer adoption of less expensive alternative technologies. Further, the current level of capital expenditure (capex) on AI infrastructure may not be sustainable over the long term and a significant reduction in AI-related spending will likely harm our financial results. In addition, in the future our customers may decelerate or reallocate their capital expenditures for other uses, which could delay or reduce the demand for our products and negatively impact our revenue. In addition, rapidly evolving technologies, including AI, could change the business needs of our customers in the data center and communications markets in ways we are not yet able to predict. AI systems may make unforeseen or unintended discoveries that may disrupt our customers’ existing products, services, or business strategy and potentially render some of our customers current offerings and products obsolete which may have a material adverse effect on our revenue and profitability. In July 2026, bipartisan AI oversight legislation was introduced, which could establish U.S. government oversight over “cutting-edge AI models” in a manner that may encompass our products. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers may reduce the demand for our products and damage our business” for additional risks related to export restrictions that may impact certain customers in the data center and communications markets.

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

AI-driven design tools may lower traditional barriers to entry in the semiconductor industry by enabling new market participants, including technology companies that have not historically engaged in chip design, to develop high-performance, custom semiconductor solutions in-house with reduced reliance on third-party chip suppliers. This trend toward internal chip development, sometimes referred to as “insourcing” or “vertical integration,” could reduce demand for our products and erode our market share. In particular, large cloud computing providers, automotive original equipment manufacturers, and other technology-focused enterprises have already begun investing in proprietary chip design capabilities, and advancements in AI may accelerate this trend.

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

In addition to the above risks related to economic conditions, the U.S. has implemented a series of tariffs targeting various nations and industries. These announcements have triggered global reactions, affecting markets, slowing global economic growth, and heightening concerns about broader financial instability. Tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, and the decoupling of global economies could result in a global economic slowdown and long-term changes to global trade. See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers may reduce the demand for our products and damage our business” and “Changes to U.S. or foreign tax, trade policy, government incentives, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.”

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

Moreover, the semiconductor industry has experienced increased consolidation over the past several years. For example, Broadcom acquired VMware in November 2023 and in August 2026 AMD announced its intent to acquire Taalas Inc. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Regional Concentration

Taiwan Semiconductor Manufacturing Company Limited ("TSMC") is currently our sole source foundry for all of our advanced process-node wafers. In addition, most of our third-party assembly, testing and packaging facilities are located in Malaysia, Singapore, Taiwan and Canada. Because of the geographic concentration of most of these third-party business partners, including our dependence on TSMC in Taiwan, as well as most of our assembly, testing and packaging subcontractors, we are exposed to the risk that their operations may be disrupted by regional events including, for example, droughts, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, severe storms, power outages, or by actual or threatened public health emergencies, or by political, social or economic instability, or by geopolitical tensions and conflicts. In the case of such an event, our revenue, cost of goods sold and results of operations may be negatively impacted. In addition, there are limited numbers of alternative foundries capable of producing advanced technologies and identifying and implementing alternative manufacturing facilities would be time consuming and expensive. Although there is a movement in the U.S. to build more foundries locally and the U.S. government is providing funds or other incentives for certain companies to do so, we do not expect that such foundries will be available to us to produce certain types of advanced technologies any time soon, if ever. If we need to utilize alternate manufacturing facilities, either in Taiwan or elsewhere, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

Supply Constraints

The ability of each of our manufacturing partners to provide us with materials and services is limited by its available capacity and existing obligations. Currently, the demand for our products is strong, and availability of our partners’ to provide sufficient capacity, including advanced process node wafers, to meet customer demand is constrained. With certain exceptions our partners are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. It is possible that our manufacturing partners will prioritize and allocate additional supply to their customers who are larger than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to them. Moreover, if any of our third-party manufacturing partners or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages or labor shortages, or lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

There are a very limited number of foundries and consolidation of the foundries that provide services to us may adversely impact us. A foundry, supplier or other manufacturing partner could become unavailable to us if it is acquired by a competitor or a large company that may change the scope of the offerings. Or a foundry may not be suitable for us if it does not invest in, or have the ability to manufacture, advanced technologies. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience increased actual and opportunity costs as a result of our transition to smaller geometry process technologies.” In addition, a foundry or supplier may become unavailable to us as a result of economic or political instability. Any disruption to our manufacturing partners could result in a material decline in our revenue, net income and cash flow.

Most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. In particular, TSMC is currently the sole wafer supplier for our advanced node products, including our 3nm products. Accordingly, if one of our foundries, including TSMC, is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. Any disruption to our foundry partners could result in a material decline in our revenue, net income and cash flow. In addition, our assembly, testing and packaging partners may be single sourced and it may be difficult for us to transition to other manufacturing partners for these services.

In order to secure sufficient capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we have entered into, and in the future may enter into, various arrangements with certain manufacturing partners or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with, or loans to, such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of components over extended periods. In particular, we have entered into a capacity reservation agreement with TSMC pursuant to which we agreed to make substantial advance payments in exchange for wafer capacity over a multi-year period. Under this arrangement, we are required to purchase specified target quantities of wafers during the term, and if we do not meet such target quantities, we may forfeit a proportional portion of our advance payments. We may not be able to make such arrangements in the future in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

We are currently in a supply constrained environment. These supply challenges have limited our ability to fully satisfy demand for some of our products. For example, there continues to be a tight supply environment for AI related components and manufacturing resources, such as advanced wafer fabrication, advanced packaging, and large body substrates which results in increased lead times, inability to meet demand, and increased costs.

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

In order to remain competitive, we have transitioned, and expect to continue to transition, our semiconductor products to increasingly smaller line width geometries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We also evaluate the costs of migrating to smaller geometry process technologies including both actual costs such as increased mask costs and wafer costs and increased costs related to EDA (electronic design automation) tools and the opportunity costs related to the technologies we choose to forego. These transitions are imperative for us to be competitive with the rest of the industry and to target some of our product development in high growth areas to these advanced nodes, which has resulted in significant initial design and development costs. After the Synopsys-Ansys merger, three companies are expected to control approximately 75% of the global EDA market and this concentration in EDA tools that we rely on for chip design may raise the risk of reduced vendor choice and increased pricing to us in connection with our design workflows.

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

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers may reduce the demand for our products and damage our business.

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

On April 14, 2025, the BIS announced the initiation of investigations into the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. BIS transmitted its report to the President on December 22, 2025, concluding that imports of these products threaten U.S. national security given that the U.S. currently fully manufactures only approximately 10 percent of the chips it requires. While the Secretary’s report has not been publicly released, the investigation may result in additional tariffs and trade restrictions, which may adversely impact our business.

In addition, the U.S. government has in the past, and may in the future, adopted policies that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political, regulatory and economic policies of governments in connection with trade with China and Chinese customers may reduce the demand for our products and damage our business” and “Changes in existing taxation benefits, tax rules or tax practices may adversely affect our financial results.”

We benefit from agreements with governmental agencies that incentivize investment within the jurisdictions through refunds or other credits associated with the investments. Receipt of benefits under incentive agreements may depend on several factors, including but not limited to, our ability to fulfill commitments regarding employment of personnel, investment, or performance of specified activities in the applicable jurisdictions as well as changes in foreign laws, and are subject to government agency reviews and audits of qualifying expenditures. In addition, changes in our business plans, including divestitures, as well as changes to applicable laws, regulations, or government interpretations and audits could result in loss of benefits and termination of or renegotiation of an agreement. If our incentive agreement were terminated or renegotiated, or if our ultimate benefits received are less than we have recognized, results of operations and our financial position could be harmed.

We face additional risks due to the extent of our global operations since a majority of our products, and those of many of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured by our manufacturing partners outside of the United States. Most of our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly, testing and packaging subcontractors are located in the Pacific Rim region. For example, a substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan, whether political, military, natural disasters or other events will adversely impact our business. In addition, many of our customers have operations located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 84% and 76% of our net revenue in the three months ended August 1, 2026 and August 2, 2025, respectively.

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

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and manufacturing and other business partners. These information technology systems are subject to damage or interruption from several potential sources, including, but not limited to, natural disasters, destructive or inadequate code, malware, power failures, cyber-attacks, nation state advanced persistent threats, misconfigurations, third-party cloud or SaaS outages, vendor errors causing operational interruptions, insider threats or other events. Cyber-attacks may include phishing, smishing, vishing or other forms of social engineering attacks, exploits of code or system configurations, malicious code, such as viruses and worms, ransomware attacks, zero day vulnerabilities and undisclosed security flaws exploited by threat actors, nation-state cyber attacks, supply chain and third-party cyber-attacks, denial-of-service attacks and other actions granting unauthorized access to our technology infrastructure or information systems or those of our customers, suppliers and manufacturing and other business partners. In addition, we have in the past and may in the future be the target of email phishing attacks that attempt to acquire personal information or Company assets. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor, accelerate reconnaissance and exploit development, or create more effective phishing emails. AI-generated or manipulated audio, video or other content may also be used to impersonate our employees, executives, customers, suppliers or other business partners, facilitate fraud or obtain unauthorized access to our systems or information. In addition, a vulnerability could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool, such as AI generated source code or configurations, that are insecure or contain malicious artifacts. Our use, or unauthorized or inappropriate use, of AI tools may also expose confidential, proprietary, personal or other sensitive information. AI systems may be susceptible to prompt injection, data or model poisoning or other manipulation that could cause them to disclose information, produce malicious or inaccurate outputs, or take unintended or unauthorized actions. The use of remote working arrangements at the Company and our business partners may present additional operational risks and attack vectors to our IT Systems.

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

Our business also requires us to work with and in some cases to share confidential information with manufacturing partners, suppliers, customers and other third parties. Although we take steps to secure our confidential information that is provided to third parties, such measures may not always be effective. Data breaches, losses or other unauthorized access to or releases of confidential information have in the past occurred with these third parties and material data breaches, losses or other unauthorized access to, or releases of, our confidential information may in the future occur in connection with third-party breaches that could materially adversely affect our reputation, financial condition and operating results and could result in liability or penalties under data privacy laws. In addition, we may be subject to losses of access to all or part of our systems because of our use of third-party services or software, including third-party AI services which losses may not always be the result of malicious activity, and we cannot guarantee that any such future outages will not materially impact the Company.

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

As of August 1, 2026, we had a total of $5.0 billion debt outstanding, which consisted of senior notes outstanding (the “Notes”). In addition, we may borrow up to $1.5 billion under our Revolving Credit Facility (the “2025 Revolving Credit Facility” or the “2025 Credit Agreement”). As of August 1, 2026, the 2025 Revolving Credit Facility was undrawn.

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including domestic research cost expensing, 100% bonus depreciation and makes modifications to the U.S. International tax framework. As such, the income from all of our foreign subsidiaries continues to be subject to the U.S. tax provisions applicable to Global Intangible Low Taxed Income (“GILTI”) regime (which has been recharacterized as the Net Controlled Foreign Corporation (“CFC”) Tested Income regime, beginning in fiscal 2027). Our tax provision for the August 1, 2026 period includes the estimated impact of the 2025 Tax Act. Our estimates concerning the impact of this legislation remain subject to developing interpretations of the provisions of the 2025 Tax Act, which may require further adjustments and changes in our estimates, and could significantly affect our future financial results, including our earnings and cash flows.

President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduced a 15% alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. As a result of the accelerated share repurchase agreement (“ASR Agreement”), the Company paid $14.3 million in additional federal taxes related to fiscal 2026, recorded as a reduction to stockholders’ equity, due to the 1% excise tax on net share repurchases. While we are not generally subject to significant taxes under the IRA, it is possible that in the future they could significantly affect our financial results, including our earnings and cash flows.

The Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. We are subject to legislation based on the OECD’s 15% global minimum tax regime which applies to the majority of countries in which we operate. On January 5, 2026, the OECD released a comprehensive package of administrative guidance, including the “side-by-side system” that exempts U.S. parented multinational businesses from certain provisions of Pillar Two specifically the Income Inclusion Rule and the Undertaxed Profits Rule. The OECD guidance provides that the side-by-side system will be effective for fiscal years beginning on or after January 1, 2026. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. In certain jurisdictions, local legislative action is needed to effectuate the “side by side system” and cannot be considered in our accounting estimate until enactment. The effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future could have a significant effect on our provision for income taxes, our financial results, and our earnings and cash flows.

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

We had approximately $13.9 billion of goodwill and $2.3 billion of acquired intangible assets on our unaudited condensed consolidated balance sheets as of August 1, 2026. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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

On September 24, 2025, we announced that our Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program. Future payment of a regular quarterly cash dividend on our common stock and future stock repurchases are subject to, among other things: the best interests of the Company and our stockholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Delaware law; securities laws and regulations; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase stock in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or stock repurchases could have a negative effect on our stock price. As of August 1, 2026, there was $5.1 billion remaining available for future stock repurchases under the prior authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended August 1, 2026.

On August 18, 2026, the Company issued a warrant (the “Warrant”) to a customer to purchase up to an aggregate of 58,970,907 shares of the Company's common stock at an exercise price of $206.58 per share, in connection with a commercial agreement between the Company and the customer relating to the development of custom semiconductor products (the “Commercial Agreement”). The Warrant was issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The foregoing description is qualified in its entirety by reference to the description of the Warrant contained in Item 3.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2026 (the “Warrant 8-K”), and by reference to the full text of the Warrant filed as Exhibit 4.1 to the Warrant 8-K, each of which is incorporated herein by reference. For additional information regarding the Warrant. See “Note 15 - Subsequent Events” for more information.

Issuer Purchases of Equity Securities

The following table presents details of our stock repurchases during the three months ended August 1, 2026 (in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
May 3, 2026 to May 30, 2026	1.1	$176.24	1.1	$5,100.0
May 31, 2026 to June 27, 2026	—	$—	—	$5,100.0
June 28, 2026 to August 1, 2026	—	$—	—	$5,100.0
Total	1.1		1.1

(1)The monthly periods presented above for the three months ended August 1, 2026, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)On September 24, 2025, the Company’s Board of Directors authorized a $5.0 billion addition to the balance of its existing stock repurchase program (collectively, the Stock Repurchase Program), increasing the total repurchase authority to $9.7 billion. The Company's stock repurchase program commenced in fiscal 2017, and has no fixed expiration. Our existing stock repurchase program had approximately $5.1 billion of repurchase authority remaining as of August 1, 2026. We intend to effect stock repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The stock repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of shares of our common stock and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 5. Other Information

(c) Trading Plans

During the quarter ended August 1, 2026, the following trading plans intended to satisfy the Rule 10b5-1 affirmative defense pursuant to Item 408(a)(1) of Regulation S-K were adopted or terminated by an executive officer or director of the Company.

Name	Title	Adopted or Terminated	Adoption/Termination Date	Plan Start Date	Plan End Date	Transactions	Shares (1)(2)
Officers
Matthew J. Murphy	Chairman and Chief Executive Officer	Adopted	6/15/2026	12/18/2026	6/30/2027	Sales	200,000
Chris Koopmans	President and Chief Operating Officer	Adopted	6/16/2026	10/1/2026	3/31/2027	Sales	60,000

(1)Vesting of any future performance shares are estimated based on target achievement.
(2)If the plan covers “net” vested shares, then the current tax rate has been applied.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1**	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	10/30/2020

2.2	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

3.1	Second Amended and Restated Certificate of Incorporation of Marvell Technology, Inc.	8-K	001-40357	3.1	3/15/2023

3.1.2	Certificate of Designation	8-K	001-40357	3.1	3/31/2026

3.2	Amended and Restated Bylaws of Marvell Technology, Inc.	8-K	001-40357	3.2	4/20/2021

4.1	Base Indenture, dated as of April 12, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	4/12/2021

4.2	First Supplemental Indenture, dated as of April 12, 2021, by and among Marvell Technology, Inc., Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	4/12/2021

4.3	Form of $750,000,000 2.450% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	000-30877	4.4	4/12/2021

4.4	Form of $750,000,000 2.950% Senior Notes due 2031 (included as Exhibit C to Exhibit 4.2)	8-K	000-30877	4.5	4/12/2021

4.5	Second Supplemental Indenture, dated as of May 4, 2021, between Marvell Technology, Inc. and U.S. Bank National Association, as trustee	8-K	001-40357	4.2	5/4/2021

4.6	Form of $479,394,000 4.875% Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2)	8-K	001-40357	4.4	5/4/2021

4.7	Third Supplemental Indenture, dated as of September 18, 2023, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	9/18/2023

4.8	Form of Global Note for the 5.750% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	9/18/2023

4.9	Form of Global Note for the 5.950% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	9/18/2023

4.10	Fourth Supplemental Indenture, dated as of June 30, 2025, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	6/30/2025

4.11	Form of Global Note for the 4.750% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	6/30/2025

4.12	Form of Global Note for the 5.450% Senior Notes due 2035 (included as Exhibit B to Exhibit 4.1)	8-K	001-40357	4.3	6/30/2025

4.13	Fifth Supplemental Indenture, dated as of April 15, 2026, between Marvell Technology, Inc. and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee	8-K	001-40357	4.1	4/15/2026

4.14	Form of Global Note for the 5.300% Senior Notes due 2036 (included as Exhibit A to Exhibit 4.1)	8-K	001-40357	4.2	4/15/2026

4.15	Base Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.1	6/22/2018

4.16	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	8-K	000-30877	4.2	6/22/2018

4.17	Second Supplemental Indenture, dated as of April 15, 2021, by and between Marvell Technology Group Ltd. and U.S. Bank National Association	8-K	000-30877	4.1	4/19/2021

4.18	The description of the Registrant’s Common Stock, par value $0.002 per share, contained in the Registrant’s Registration Statement on Form S-4 initially filed with the Commission on December 22, 2020, as amended	10-K	001-40357	4.12	3/9/2023

10.1	Form of Indemnification Agreement	8-K	001-40357	10.1	4/20/2021

10.2**	Second Amended and Restated Revolving Credit Agreement, dated as of June 30, 2025, among Marvell Technology, Inc., the lenders party thereto, and Bank of America, N.A., as the Administrative Agent	8-K	001-40357	10.1	6/30/2025

10.3#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan (now named the Marvell Technology, Inc. Amended and Restated 1995 Stock Option Plan) (as amended and restated as of April 2, 2021)	S-8	333-255384	4.1	4/20/2021

10.3.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.2#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11	3/29/2018

10.3.2.1#	Updated Election Deferral Form	10-K	001-40357	10.5.2.1	3/12/2025

10.3.3#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan	10-Q	001-40357	10.5.3	12/4/2024

10.3.4#	Amended and restated form of stock unit agreement under the 1995 Stock Option Plan as updated March 2025	10-Q	001-40357	10.5.3.2	5/30/2025

10.3.5#	Form of Relative TSR and EPS RSU Grant Notice	10-Q	001-40357	10.7.8	5/27/2022

10.3.6#	Form of Relative TSR and EPS RSU Grant Notice December 2022	10-K	001-40357	10.7.9	3/9/2023

10.3.7#	Form of Relative TSR and EPS RSU Grant Notice April 2024	10-Q	001-40357	10.5.7	5/31/2024

10.3.8# **	Special Equity Grant Agreement as approved March 2023	10-Q	001-40357	10.7.11	5/26/2023

10.3.9#	Form of Grant Notice for Restricted Stock Units under the 1995 Stock Option Plan	10-Q	001-40357	10.3.9	8/29/2025

10.3.10#	Form of Special Equity Award Relative TSR and EPS RSU Grant Notice July 2025	10-Q	001-40357	10.3.10	8/29/2025

10.3.11#	Form of Performance Based Equity Grant notice under the 1995 Stock Option Plan and dated April 15, 2026	10-Q	001-40357	10.3.11	5/28/2026

10.4#	Amended and Restated Marvell Technology, Inc. 2000 Employee Stock Purchase Plan (as approved by stockholders on June 23, 2022)	10-K	001-40357	10.8.1	03/09/2023

10.4.1#	Amended and restated form of subscription agreement under the 2000 ESPP	10-Q	001-40357	10.6.1	12/4/2024

10.5#	Offer Letter between Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.5.1#	Severance Agreement with Matt Murphy as amended March 2023	10-Q	001-40357	10.9.1	5/26/2023

10.5.2#	Severance Agreement with Matt Murphy as amended August 2026				Filed herewith

10.6#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.1	12/4/2019

10.7#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.5	12/4/2019

10.8#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	000-30877	10.4	12/4/2019

10.9#	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020	S-8	333-255384	4.10	4/20/2021

10.10#	Offer letter with Chris Koopmans	10-Q	000-30877	10.4	9/8/2016

10.11#	Fiscal 2027 Named Executive Officer Compensation	10-Q	001-40357	10.11	5/28/2026

10.12#	Marvell Technology Inc. Change in Control Severance Plan and Summary Plan Description as amended and restated June 2025	10-Q	001-40357	10.12	8/29/2025

10.12.1#	Updated Appendix A to the Change in Control Severance Plan as of July 2026				Filed herewith

10.13	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019

10.14#	Promotion to CFO Letter for Willem Meintjes	10-K	001-40357	10.29	3/9/2023

10.14.1#	Separation letter agreement with Mr. Meintjes				Filed herewith

10.15#	Innovium, Inc. Amended 2015 Stock Option and Grant Plan (including forms of grant notice and agreements)	S-8	333-260060	4.1	10/5/2021

10.16#	Offer Letter for the Chief Legal Officer	10-K	001-40357	10.23	3/13/2024

10.17	Underwriting Agreement, dated September 11, 2023, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	9/18/2023

10.18#	Non-Qualified Deferred Compensation Plan	10-K	001-40357	10.21	3/12/2025

10.19	Underwriting Agreement, dated June 23, 2025, among Marvell Technology, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	001-40357	1.1	6/30/2025

10.20#	Senior Executive Retirement Program dated May 28, 2025	10-Q	001-40357	10.20	8/29/2025

10.21	Offer Letter for Sandeep Bharathi President, Data Center Group	10-Q	001-40357	10.21	12/3/2025

10.22#	Celestial AI, Inc. Amended and Restated 2020 Equity Incentive Plan	S-8	333-293205	99.1	2/4/2026

10.23#	XConn Technologies Holdings, Ltd. 2021 Equity Incentive Plan	S-8	333-293358	99.1	2/10/2026

10.24#	Offer Letter for Daniel Durn, Chief Financial Officer				Filed herewith

19	Insider Trading Prohibition Policy and Guidelines	10-K	001-40357	19	3/12/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

97	Rule 10D-1 Clawback Policy	10-K	001-40357	97	3/13/2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements with, or in which, directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY, INC.

Date: August 28, 2026	By:	/S/ DANIEL DURN
Daniel Durn
Chief Financial Officer
(Principal Financial Officer)